Form 10-Q
period 2024-10-31
ServiceTitan, Inc.
filed 2025-01-14
CIK 1638826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-42434

ServiceTitan, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0331862
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 N. Brand Blvd., Suite 100 Glendale, California	91203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 899-0970

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	TTAN	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2024, the registrant had 76,537,855 shares of Class A Common Stock, par value $0.001 per share, 13,404,097 shares of Class B Common Stock, par value $0.001 per share, and no shares of Class C Common Stock, par value $0.001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended October 31, 2024 (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements established by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, and generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential” “predict,” “project,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, our ability to determine reserves and our ability to achieve and maintain future profitability;
•
the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;
•
the demand for our platform or for similar solutions in general;
•
our ability to attract and retain customers;
•
our ability to develop new products and bring them to market in a timely manner and make enhancements to our platform;
•
our ability to compete with existing and new competitors in existing and new markets and offerings;
•
any impact of changes in current laws or regulations, or implementation of new laws or regulations;
•
our ability to manage and insure risk associated with our business;
•
our ability to successfully acquire and integrate companies and assets;
•
our expectations regarding new and emerging trades;
•
our ability to develop and protect our brand;
•
our expectations and management of future growth;
•
our expectations concerning relationships with third parties;
•
our expectations regarding the size of our addressable and serviceable markets, spend in those markets and our ability to penetrate those markets;
•
our expectations regarding the amount of our customers’ gross transaction volume (“GTV”) that we can recognize as revenue;
•
our ability to maintain, protect and enhance our intellectual property;
•
industry trends, in particular the rate of adoption of trades-specific and end-to-end technologies and digitization of the trades;
•
our ability to anticipate technological and industry developments and our ability to enhance our platform or develop new products to respond to such developments;
•
our ability to drive growth by incorporating artificial intelligence (“AI”) and machine learning solutions into our platform;
•
our ability to scale our systems and operations as we grow, including through organic and inorganic growth;
•
our reliance on key personnel and our ability to attract, maintain and retain management and skilled personnel;
•
our expectations regarding present and future litigation;
•
our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation and privacy and data protection;
•
our ability to maintain the security and availability of our platform and protect against data breaches and other security incidents;
•
the increased expenses associated with being a public company; and
•
our ability to avoid any findings of material weaknesses or significant deficiencies in the future.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on management's current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects, based on information available to us at the time such statements are made. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors,” within this Quarterly Report, as well as those risks and uncertainties set forth from time to time in our reports and other documents filed with the Securities and Exchange Commission (the “SEC”).

Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Moreover, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law or the listing rules of The Nasdaq Stock Market LLC (“Nasdaq”). We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” contained within this Quarterly Report. These risks could materially and adversely impact our business, financial condition and results of operations, which could cause the trading price of our Class A common stock to decline and could result in a loss of all or part of your investment. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:

•
We have experienced rapid growth in recent periods, and such growth may not be indicative of our future growth. If we fail to properly manage future growth, our business, financial condition, results of operations and prospects could be materially adversely affected.
•
We have a history of losses and may not be able to achieve or sustain profitability in the future.
•
If we fail to manage our growth effectively, our brand and reputation, business, financial condition and results of operations could be adversely affected.
•
If we fail to effectively develop and commercialize new products, enhance and improve our platform, expand the number of trades we support, respond to changes in trades business demands or preferences or adapt to changes in trade industry practices, processes and technological advances, we may not remain competitive.
•
Our operations can be seasonal, and the results of our operations can vary from quarter to quarter and year-over-year, so our financial performance in certain financial quarters or years may not be indicative of, or comparable to, our financial performance in subsequent financial quarters or years.
•
Factors that adversely affect the trades industry, including industry consolidation, the increased prevalence of marketplaces for contractors, supply chain issues and labor shortages, could also adversely affect the demand for our platform and, as a result, our business, financial condition and results of operations.
•
We engage our team members in various ways, including direct hires, through professional employer organizations and as independent contractors. As a result of these methods of engagement, we face certain challenges and risks that can affect our business, results of operations and financial condition.
•
The impact of economic conditions, including the resulting effect on consumer spending and on our customers’ finances and operations, may adversely affect our business, financial condition and results of operations.
•
The market for software designed to serve the trades is evolving, and our future success depends on the growth of the trades industry and our ability to adapt, keep pace and respond effectively to evolving markets.
•
We face competition from both established and new companies offering services similar to ours, and many of our potential customers have developed, or could develop, proprietary solutions, all of which may have a negative effect on our ability to add new customers, retain existing customers and/or grow our business.
•
We may be unsuccessful in making, integrating and maintaining acquisitions, including past acquisitions.
•
We have incorporated and are incorporating traditional AI, machine learning and generative AI (“GenAI”) into some of our products. This technology is new and developing and may present operational and reputational risks or result in liability or harm to our reputation, business, results of operations or customers.
•
Any failure to offer high quality support for our customers, including throughout the implementation process, may harm our relationships with our customers and, consequently, our business.
•
Our ability to increase our customer base and achieve broader market acceptance of our platform will depend on our ability to develop and expand our sales and marketing capabilities.
•
A majority of our customers are small- and medium-sized businesses, which can be more difficult and costly to retain than large businesses and may increase the impact of economic fluctuations on us.
•
We rely on software and services licensed from other third parties. Defects in or the loss of software or services from third parties could increase our costs and adversely affect the quality of our service.
•
If we or our third-party service providers experience a cybersecurity breach or other incident, including any breach or incident that allows, or is perceived to allow, unauthorized access to our platform or our Sensitive Information, our reputation and brand, business, financial condition and results of operations could be adversely affected.

•
The material weaknesses in our internal control over financial reporting, which we first identified in fiscal 2019, were remediated as of the end of fiscal 2024. While we remediated these material weaknesses, such remediation does not guarantee that our remediated controls will continue to be effective or that we will not experience other material weaknesses in the future, which could affect the reliability of our financial statements and have other adverse consequences.
•
The multi-class structure of our common stock has the effect of concentrating voting power with Ara Mahdessian and Vahe Kuzoyan (our “Co-Founders”), which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Future issuances of our Class C common stock, if any, will not dilute the voting power of our Co-Founders, but will dilute their economic interest, which could cause their interests to conflict with your interests. Further, the issuance of shares of Class C common stock, whether to our Co-Founders or to other stockholders, could prolong the duration of our Co-Founders’ voting power.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ServiceTitan, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	As of
	October 31,	January 31,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$133,811	$146,710
Restricted cash	692	1,403
Accounts receivable, net of allowance of $5,929 and $3,762 as of October 31, 2024 and January 31, 2024, respectively	41,218	28,046
Deferred contract costs, current	10,721	9,451
Contract assets	43,964	39,329
Prepaid expenses	18,813	22,652
Other current assets	3,370	1,640
Total current assets	252,589	249,231
Restricted cash, noncurrent	583	750
Deferred contract costs, noncurrent	9,277	8,399
Property and equipment, net	60,124	97,170
Operating lease right-of-use assets	25,572	43,270
Internal-use software, net	35,842	29,300
Intangible assets, net	226,394	251,347
Goodwill	845,836	830,872
Other assets	11,927	7,327
Total assets	$1,468,144	$1,517,666
Liabilities, Non-Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable and other accrued expenses	$45,306	$45,293
Accrued personnel related expenses	64,737	55,321
Deferred revenue, current	16,022	11,160
Operating lease liabilities, current	11,710	11,005
Short-term debt	1,073	1,800
Other current liabilities	1,133	688
Total current liabilities	139,981	125,267
Operating lease liabilities, noncurrent	50,201	58,576
Long-term debt, net	174,169	174,578
Other noncurrent liabilities	9,531	7,684
Total liabilities	373,882	366,105
Commitments and contingencies (Note 9)
Non-Convertible Preferred Stock
Non-convertible preferred stock, par value $0.001, 250,000 authorized, issued and outstanding as of October 31, 2024 and January 31, 2024. Liquidation preference of $307,005 as of October 31, 2024	275,154	233,546
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock, par value $0.001, 42,465,855 shares authorized, issued and outstanding as of October 31, 2024 and January 31, 2024. Liquidation preference of $1,398,054 as of October 31, 2024	1,395,878	1,395,878
Stockholders' Deficit
Common stock, par value $0.001, 94,490,000 and 92,630,000 shares authorized as of October 31, 2024 and January 31, 2024, respectively. 35,397,085 shares and 34,185,388 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	35	34
Additional paid-in capital	427,982	388,739
Accumulated deficit	(1,004,787)	(866,636)
Total stockholders' deficit	(576,770)	(477,863)
Total liabilities, non-convertible preferred stock, redeemable convertible preferred stock and stockholders' deficit	$1,468,144	$1,517,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue:
Platform	$191,190	$151,655	$539,412	$427,789
Professional services and other	8,085	8,429	23,185	24,788
Total revenue	199,275	160,084	562,597	452,577
Cost of revenue:
Platform	52,204	42,036	149,197	125,939
Professional services and other	17,126	15,280	50,649	50,220
Total cost of revenue	69,330	57,316	199,846	176,159
Gross profit	129,945	102,768	362,751	276,418
Operating expenses:
Sales and marketing	67,795	60,097	183,614	163,305
Research and development	65,935	49,094	186,997	149,114
General and administrative	40,263	29,723	122,226	98,772
Total operating expenses	173,993	138,914	492,837	411,191
Loss from operations	(44,048)	(36,146)	(130,086)	(134,773)
Other expense, net
Interest expense	(3,974)	(4,216)	(12,324)	(12,203)
Interest income	1,778	1,978	5,128	5,095
Other income (expense), net	185	(258)	395	1,091
Total other expense, net	(2,011)	(2,496)	(6,801)	(6,017)
Loss before income taxes	(46,059)	(38,642)	(136,887)	(140,790)
Provision for income taxes	401	1,030	1,264	2,943
Net loss	(46,460)	(39,672)	(138,151)	(143,733)
Accretion of non-convertible preferred stock	(14,652)	(11,772)	(41,608)	(33,390)
Net loss attributable to common stockholders	$(61,112)	$(51,444)	$(179,759)	$(177,123)
Net loss per share, basic and diluted	$(1.74)	$(1.53)	$(5.18)	$(5.36)
Weighted-average shares used in computing net loss per share, basic and diluted	35,094,547	33,588,617	34,690,079	33,043,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Condensed Consolidated Statements of Non-Convertible Preferred Stock,

Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share data)

(unaudited)

	Non-Convertible		Redeemable Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 31, 2024	250,000	$233,546	42,465,855	$1,395,878	34,185,388	$34	$388,739	$(866,636)	$(477,863)
Adoption of ASU 2020-06(1)	—	—	—	—	—	—	—	—	—
Issuance of common stock, acquisition consideration	—	—	—	—	378,711	1	23,821	—	23,822
Accretion of non-convertible preferred stock	—	12,987	—	—	—	—	(12,987)	—	(12,987)
Exercise of stock options	—	—	—	—	126,955	—	1,440	—	1,440
Settlement of restricted stock units	—	—	—	—	231,446	—	—	—	—
Shares repurchased for tax withholding on settlement of restricted stock units	—	—	—	—	(85,331)	—	(5,306)	—	(5,306)
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	—	—	69	—	69
Stock-based compensation	—	—	—	—	—	—	20,899	—	20,899
Net loss	—	—	—	—	—	—	—	(56,039)	(56,039)
Balance as of April 30, 2024	250,000	$246,533	42,465,855	$1,395,878	34,837,169	$35	$416,675	$(922,675)	$(505,965)
Accretion of non-convertible preferred stock	—	13,969	—	—	—	—	(13,969)	—	(13,969)
Exercise of stock options	—	—	—	—	149,823	—	1,774	—	1,774
Settlement of restricted stock units	—	—	—	—	324,819	—	—	—	—
Shares repurchased for tax withholding on settlement of restricted stock units	—	—	—	—	(132,355)	—	(8,259)	—	(8,259)
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	—	—	45	—	45
Stock-based compensation	—	—	—	—	—	—	24,660	—	24,660
Net loss	—	—	—	—	—	—	—	(35,652)	(35,652)
Balance as of July 31, 2024	250,000	$260,502	42,465,855	$1,395,878	35,179,456	$35	$420,926	$(958,327)	$(537,366)
Adjustment to issuance of common stock, acquisition consideration	—	—	—	—	(5,593)	—	(352)	—	(352)
Accretion of non-convertible preferred stock	—	14,652	—	—	—	—	(14,652)	—	(14,652)
Exercise of stock options	—	—	—	—	80,378	—	1,092	—	1,092
Settlement of restricted stock units	—	—	—	—	234,832	—	—	—	—
Shares repurchased for tax withholding on settlement of restricted stock units	—	—	—	—	(91,988)	—	(5,398)	—	(5,398)
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	—	—	45	—	45
Stock-based compensation	—	—	—	—	—	—	26,321	—	26,321
Net loss	—	—	—	—	—	—	—	(46,460)	(46,460)
Balance as of October 31, 2024	250,000	$275,154	42,465,855	$1,395,878	35,397,085	$35	$427,982	$(1,004,787)	$(576,770)

(1) See further discussion in Note 2.

	Non-Convertible		Redeemable Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 31, 2023	250,000	$187,402	42,063,829	$1,362,287	32,813,495	$33	$336,307	$(671,491)	$(335,151)
Accretion of non-convertible preferred stock	—	10,394	—	—	—	—	(10,394)	—	(10,394)
Exercise of stock options	—	—	—	—	100,531	—	1,233	—	1,233
Settlement of restricted stock units	—	—	—	—	132,834	—	—	—	—
Shares repurchased for tax withholding on settlement of restricted stock units	—	—	—	—	(41,660)	—	(2,486)	—	(2,486)
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	—	—	207	—	207
Stock-based compensation	—	—	—	—	—	—	17,740	—	17,740
Net loss	—	—	—	—	—	—	—	$(52,523)	(52,523)
Balance as of April 30, 2023	250,000	$197,796	42,063,829	$1,362,287	33,005,200	$33	$342,607	$(724,014)	$(381,374)
Issuance of series H-1 convertible redeemable preferred stock, net of issuance costs	—	—	402,026	33,591	—	—	—	—	—
Accretion of non-convertible preferred stock	—	11,224	—	—	—	—	(11,224)	—	(11,224)
Exercise of stock options	—	—	—	—	520,785	1	5,835	—	5,836
Settlement of restricted stock units	—	—	—	—	12,530	—	—	—	—
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	—	—	123	—	123
Stock-based compensation	—	—	—	—	—	—	35,843	—	35,843
Net loss	—	—	—	—	—	—	—	(51,538)	(51,538)
Balance as of July 31, 2023	250,000	$209,020	42,465,855	$1,395,878	33,538,515	$34	$373,184	$(775,552)	$(402,334)
Accretion of non-convertible preferred stock	—	11,772	—	—	—	—	(11,772)	—	(11,772)
Exercise of stock options	—		—	—	96,711	—	975	—	975
Settlement of restricted stock units	—	—	—	—	460,118	—	—	—	—
Shares repurchased for tax withholding on settlement of restricted stock units	—	—	—	—	(154,479)	—	(9,506)	—	(9,506)
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	—	—	111	—	111
Stock-based compensation	—	—	—	—	—	—	20,066	—	20,066
Net loss	—	—	—	—	—	—	—	(39,672)	(39,672)
Balance as of October 31, 2023	250,000	$220,792	42,465,855	$1,395,878	33,940,865	$34	$373,058	$(815,224)	$(442,132)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2024	2023
Cash flows provided by (used in) operating activities
Net loss	$(138,151)	$(143,733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization expense	59,836	57,997
Amortization of deferred contract costs	8,364	6,865
Noncash operating lease expense	4,946	5,884
Stock-based compensation expense	69,050	72,037
Loss on impairment and disposal of assets	38,586	604
Change in valuation of contingent consideration	(135)	(900)
Deferred income taxes	1,254	1,647
Amortization of debt issuance costs	214	93
Provision for credit losses	2,816	1,636
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	(13,563)	(6,346)
Prepaid expenses and other current assets	3,260	1,179
Deferred contract costs	(10,511)	(9,070)
Contract assets	(4,635)	(9,277)
Other assets	(532)	(686)
Accounts payable and other accrued expenses	(4,434)	(3,475)
Accrued personnel related expenses	9,119	(13,381)
Operating lease liabilities	(7,830)	(6,062)
Other liabilities	1,421	(1,567)
Deferred revenue	2,551	991
Net cash provided by (used in) operating activities	21,626	(45,564)
Cash flows used in investing activities
Capitalized internal-use software	(14,161)	(12,831)
Purchase of property and equipment	(2,803)	(23,401)
Deposits for property and equipment	—	(344)
Repayment of loan to employee	—	1,529
Acquisition of business, net of cash acquired	(1,184)	—
Net cash used in investing activities	(18,148)	(35,047)
Cash flows provided by (used in) financing activities
Payment of contingent consideration	(300)	(610)
Proceeds from exercise of stock options	4,307	8,044
Proceeds from issuance of preferred stock	—	34,000
Payment of preferred stock issuance costs	—	(409)
Payment of debt arrangements	(1,350)	(900)
Payment of deferred initial public offering costs	(949)	—
Shares repurchased for tax withholding for the settlement of restricted stock units	(18,963)	(11,992)
Net cash provided by (used in) financing activities	(17,255)	28,133
Net decrease in cash, cash equivalents, and restricted cash	(13,777)	(52,478)
Cash, cash equivalents, and restricted cash
Beginning of period	148,863	204,643
End of period	$135,086	$152,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended October 31,
	2024	2023
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$12,184	$10,657
Cash paid for amounts included in the measurement of lease liabilities	$10,438	$11,174
Cash paid for income taxes	$1,560	$1,659
Tenant improvements received from lessor	$1,127	$2,994
Noncash investing and financing activities:
Issuance of common stock in consideration for business acquisition	$23,470	$—
Capitalized internal-use software additions included in accrued expenses	$2,100	$949
Stock-based compensation capitalized in internal-use software	$2,830	$1,612
Property and equipment purchases included in accounts payable and accrued expenses	$12	$4,981
Contingent consideration for acquisition included in accounts payable and accrued operating expenses and other liabilities	$—	$980
Reclassification from liabilities to additional paid-in capital upon vesting of early exercised stock options	$159	$771
Costs associated with initial public offering included in accrued expenses	$5,245	$2,253
Right-of-use assets obtained in exchange for lease obligations	$1,217	$417
Reduction in right-of-use asset and lease liability due to reduction in lease payments	$1,057	$—
Accretion of non-convertible preferred stock	$41,608	$33,390
Reconciliation of cash, cash equivalents, and restricted cash within consolidated balance sheets:
Cash and cash equivalents	$133,811	$150,012
Restricted cash	$1,275	$2,153
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$135,086	$152,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.
Description of Business

ServiceTitan, Inc. (“ServiceTitan” or the “Company”) is incorporated in the state of Delaware and its headquarters are in Glendale, California. ServiceTitan is an end-to-end technology platform built for contractors to transform the performance of their businesses. The Company’s platform provides business owners, technicians, customer service representatives and other key office staff with technology tools designed to help customers grow revenue, drive operational efficiencies, deliver a superior end-customer experience and monitor key business drivers in real-time.

In December 2018, the Company opened a subsidiary in Yerevan, Armenia. In June 2022, the Company opened a subsidiary in British Columbia, Canada. These subsidiaries primarily serve as research and development centers.

Completion of Initial Public Offering

In December 2024, the Company completed its initial public offering (“IPO”) of shares of Class A common stock. Immediately prior to the completion of the IPO, the Company amended and restated its certificate of incorporation and entered into an exchange agreement with Ara Mahdessian and Vahe Kuzoyan (the “Co-Founders”) and certain of their affiliates, resulting in the reclassification of all shares of the Company’s common stock outstanding prior to completion of the IPO into an equivalent number of shares of Class A common stock and the exchange of all shares of Class A common stock held by the Co-Founders and their affiliates for an equivalent number of shares of Class B common stock. In addition, all outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into Class A common stock immediately prior to the completion of the IPO. The Company used a portion of the proceeds from the IPO to redeem in full all outstanding shares of its non-convertible preferred stock. See Note 14. Subsequent Events for additional information.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2024 and the related notes included in the Company’s final prospectus dated December 11, 2024, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on December 12, 2024 (the “Prospectus”). The January 31, 2024 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements.

There have been no significant changes in accounting policies during the three and nine months ended October 31, 2024 from those disclosed in the annual consolidated financial statements for the year ended January 31, 2024 and the related notes except the Company adopted Accounting Standard Update (“ASU”) 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) as discussed in “Recently Adopted Accounting Pronouncements” below.

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

For the three and nine months ended October 31, 2024 and 2023, the Company had no material other comprehensive income (loss) items. Accordingly, a separate statement of comprehensive loss has not been presented in these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results may ultimately differ from management’s estimates. Areas which are subject to judgment and use of estimates include revenue recognition, expected period of benefit for deferred contract costs, income taxes, estimated credit losses, the expected term used for the accretion of the non-convertible preferred stock, certain accrued liabilities including non-income tax liabilities, internally developed software, useful lives and recoverability of long-lived assets, asset retirement obligations, the recoverability of goodwill, the incremental borrowing rate used to determine lease liabilities, fair value of stock-based compensation, fair value of warrants and other equity instruments, and fair value of assets acquired and liabilities assumed in a business combination.

On a periodic basis, management evaluates its estimates based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition, the Company routinely engages third-party valuation specialists to assist in the fair value measurement of certain assets acquired and liabilities assumed in a business combination and stock-based compensation and other equity instruments.

Concentrations of Risk

As of October 31, 2024 and January 31, 2024, receivables from a third-party processor used for payment and financing accounted for 24% and 27% of accounts receivable, respectively. Fees from a third-party processor represented approximately 14% of total revenue for both the three months ended October 31, 2024 and 2023, and 14% for both the nine months ended October 31, 2024 and 2023.

Recently Adopted Accounting Pronouncements

Debt — Debt with Conversion and Other Options

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06. ASU 2020-06 simplified the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. In addition, the FASB amended the derivative guidance for the “own stock” scope exception and certain aspects of the earnings per share guidance including the impact of down-round features. The Company adopted ASU 2020-06 as of February 1, 2024 and elected to apply ASU 2020-06 using the modified retrospective method to all financial instruments outstanding as of February 1, 2024. The cumulative effect of initially applying ASU 2020-06 resulted in an increase to additional paid-in capital and a deemed dividend of $6.3 million representing the impact of the down-round adjustments to the conversion prices of the Series F and Series G redeemable convertible preferred stock in fiscal 2023 and 2024. As the Company does not have retained earnings to record the deemed dividend, the deemed dividend was charged against additional paid-in capital resulting in no net impact to additional paid-in capital. Comparative periods have not been restated and continue to be reported under the accounting standard in effect for those periods.

Recent Accounting Pronouncements Not Yet Adopted

Segments

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for the Company's fiscal 2025 and interim periods within fiscal 2026, with early adoption permitted, and requires retrospective application to all prior periods. The adoption of ASU 2023-07 is not expected to have a material impact on the Company’s consolidated financial statements.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), requiring enhanced income tax disclosures. ASU 2023-09 requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. ASU 2023-09 also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and income tax expense or benefit from continuing operations disaggregated between federal, state, and foreign. The requirements of ASU 2023-09 are effective for annual periods beginning with the Company's fiscal 2026. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact of the new guidance on the disclosure within its consolidated financial statements.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure, in the notes to the financial statements, of additional information about certain costs and expenses for interim and annual reporting periods. The amendments are effective beginning with the Company's fiscal 2028 and interim periods beginning with the Company’s fiscal 2029 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the new guidance on the disclosure within its consolidated financial statements.

3.
Revenue Recognition

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancellable contracts that will be recognized as revenue in future periods. As of October 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $352.5 million, of which the Company expects to recognize approximately 50% as revenue in the next 12 months and substantially all of the remainder by October 31, 2027. As of October 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $285.0 million, of which the Company expected to recognize approximately 49% as revenue in the subsequent 12 months and substantially all of the remainder by October 31, 2026.

Remaining performance obligations exclude marketing automation usage-based fees, and payment and financing solution fees for which the Company applies the “right to invoice” practical expedient.

Disaggregated Revenue and Revenue by Geography

Disaggregated revenue comprised as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Subscription	$145,282	$114,311	$409,013	$322,086
Usage	45,908	37,344	130,399	105,703
Platform revenue	191,190	151,655	539,412	427,789
Professional services and other	8,085	8,429	23,185	24,788
Total revenue	$199,275	$160,084	$562,597	$452,577

Substantially all of the Company’s revenue is concentrated in the United States. Revenue from customers outside of the United States, based on the billing address of the customer, comprised less than 5% of total revenue for each of the three and nine months ended October 31, 2024 and 2023.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Deferred Revenue

The Company recognized revenue of $13.9 million and $8.9 million during the three months ended October 31, 2024 and 2023, respectively, that was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $10.4 million and $10.1 million during the nine months ended October 31, 2024 and 2023, respectively, that was included in deferred revenue balances at the beginning of the respective periods. Substantially all of the $16.0 million of deferred revenue as of October 31, 2024 is expected to be fully recognized in the next 12 months.

Deferred Contract Costs

During the three months ended October 31, 2024 and 2023, the Company capitalized $4.8 million and $3.4 million of deferred contract costs, respectively. During the nine months ended October 31, 2024 and 2023, the Company capitalized $10.5 million and $9.1 million of deferred contract costs, respectively. Amortization expense for the deferred contract costs included in sales and marketing expense in the unaudited condensed consolidated statements of operations was $3.0 million and $2.5 million for the three months ended October 31, 2024 and 2023, respectively, and $8.4 million and $6.9 million for the nine months ended October 31, 2024 and 2023, respectively.

4.
Fair Value Measurements

Fair Value Measurements

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in thousands):

	As of October 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$120,820	$—	$—	$120,820
Total in cash and cash equivalents	$120,820	$—	$—	$120,820

	As of January 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$128,336	$—	$—	$128,336
Total in cash and cash equivalents	$128,336	$—	$—	$128,336
Liabilities:
Contingent consideration	$—	$—	$435	$435

The money market funds are considered Level 1 as fair value is based on market prices for identical assets.

As of October 31, 2024 and January 31, 2024, the fair value of the Company’s financial instruments included in current assets and current liabilities (including restricted cash, accounts receivable, accounts payable, and accrued expenses) approximated carrying value due to the short-term nature of such items.

As of October 31, 2024, the fair value of the Company’s outstanding debt approximated its carrying value. The fair value of debt was estimated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s debt.

There were no changes to the Company’s valuation techniques used to measure the fair value of assets and liabilities on a recurring basis during the nine months ended October 31, 2024. There were no transfers of assets from Level 2 to Level 3 during the nine months ended October 31, 2024 and 2023.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Contingent consideration related to the acquisitions of Aspire LLC (“Aspire”) and the GIS Dynamics LLC (“GIS”) were subject to measurement at fair value on a recurring basis using Level 3 measurements. The following represents the activity for the contingent liability:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Balance at beginning of period	$—	$980	$435	$2,370
Change in fair value of contingent consideration	—	—	(135)	(900)
Payment of contingent consideration	—	(120)	(300)	(610)
Balance at end of period	$—	$860	$—	$860

Certain assets, including goodwill, intangible assets and other long-lived assets are also subject to measurement at fair value on a nonrecurring basis using Level 3 measurements, but only when they are deemed to be impaired as a result of an impairment review. For each of the nine months ended October 31, 2024 and 2023, no impairments were identified on those assets required to be measured at fair value on a nonrecurring basis.

5.
Balance Sheet Components

Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	As of
	October 31, 2024	January 31, 2024
Prepaid software and subscriptions	$11,090	$13,883
Prepaid insurance	2,985	2,941
Other	4,738	5,828
Total prepaid expenses	$18,813	$22,652

Internal-use Software

Internal-use software development costs were as follows (in thousands):

	As of
	October 31, 2024	January 31, 2024
Internal-use software development costs, gross	$75,563	$57,841
Less: Accumulated amortization	(39,721)	(28,541)
Internal-use software development costs, net	$35,842	$29,300

The Company capitalized internal-use software development costs of $5.5 million and $4.2 million for the three months ended October 31, 2024 and 2023, respectively, and $17.7 million and $13.7 million for the nine months ended October 31, 2024 and 2023, respectively. Amortization expense with respect to capitalized internal-use software development costs was $4.4 million and $3.0 million for the three months ended October 31, 2024 and 2023, respectively, and $11.2 million and $8.6 million for the nine months ended October 31, 2024 and 2023, respectively. Amortization has not started on $3.5 million and $5.8 million of capitalized internal-use software development costs that are not yet ready for their intended use as of October 31, 2024 and January 31, 2024, respectively.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of October 31, 2024, expected future amortization expense related to capitalized internal-use software development costs is as follows (in thousands):

Fiscal
2025 (remainder)	$5,959
2026	16,463
2027	10,466
2028	2,954
Total	$35,842

Property and Equipment, net

Property and equipment consisted of the following (in thousands, except years):

	As of
	October 31,	January 31,	Estimated Useful Lives
	2024	2024	in Years
Computer equipment	$12,978	$11,334	3
Office equipment	7,016	8,353	3
Furniture and fixtures	14,104	18,108	5
Leasehold improvements	65,227	85,536	3 to 7
Property and equipment, gross	99,325	123,331
Less: Accumulated depreciation	(39,201)	(26,161)
Total property and equipment, net	$60,124	$97,170

Depreciation expense was $4.4 million and $5.1 million for the three months ended October 31, 2024 and 2023, respectively, and $14.2 million and $13.6 million for the nine months ended October 31, 2024 and 2023, respectively.

In the three months and nine months ended October 31, 2024, the Company ceased use of certain office space and determined to sublease such space for the remainder of the lease term, which resulted in the Company reassessing its asset groupings. The Company determined the office space asset groups, comprised primarily of a right of use (“ROU”) asset, the related leasehold improvements and other property and equipment, were impaired and recorded an aggregate impairment loss of $8.3 million and $38.5 million in the three months and nine months ended October 31, 2024, respectively, to reduce the carrying value of the asset groups to their estimated fair value. The impairments resulted in a reduction of the ROU asset by $2.8 million and $13.0 million in the three and nine months ended October 31, 2024, respectively, and leasehold improvements, furniture and fixtures and office equipment by $5.5 million and $25.5 million in the three and nine months ended October 31, 2024, respectively.

The impairments were recorded in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended October 31,	Nine Months Ended October 31,
	2024	2024
Platform cost of revenue	$1,189	$5,390
Professional services and other cost of revenue	563	2,556
Sales and marketing	1,467	6,900
Research and development	1,468	6,711
General and administrative	3,660	16,958
Total impairment	$8,347	$38,515

The estimated fair value of the asset groups was determined by using a discounted cash flow method which is a non-recurring fair value measurement based on Level 3 inputs. Key inputs used in this estimate included projected sublease income and a discount rate which incorporated the risk of achievement associated with the forecast. Other than the aforementioned impairment losses, the Company has not recognized any other material impairment losses of long-lived assets in the three and nine months ended October 31, 2024 and 2023.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Substantially all of the Company’s property and equipment, net, are concentrated in the United States as of October 31, 2024 and January 31, 2024.

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consisted of the following (in thousands):

	As of
	October 31, 2024	January 31, 2024
Trade payables	$5,040	$5,817
Non-income tax liabilities	16,379	18,513
Deferred offering costs	5,246	3,157
Cloud hosting costs	6,494	6,033
Accrued interest payable	1,136	1,348
Income taxes payable	246	1,183
Other	10,765	9,242
Total accounts payable and other accrued expenses	$45,306	$45,293

Accrued Personnel Related Expenses

Accrued personnel related expenses consisted of the following (in thousands):

	As of
	October 31, 2024	January 31, 2024
Payroll expenses	$16,017	$18,011
Accrued bonus	41,773	33,003
Commissions	6,947	4,307
Total accrued personnel related expenses	$64,737	$55,321

6.
Business Combination

Convex Labs Inc.

In April 2024, the Company acquired 100% of the outstanding equity of Convex Labs Inc. (“Convex”). The acquisition of Convex provides the Company additional tools to modernize the commercial services industry with data-driven solutions. The purchase price of $25.8 million consisted of 373,118 shares of the Company’s common stock, valued at $23.5 million in addition to $2.3 million in cash. Of the 373,118 shares, the Company held back 41,959 shares of common stock, valued at $2.6 million at the acquisition date, to cover post-closing purchase price adjustments and potential indemnities which are to be released 15 months after the close of the acquisition.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the preliminary purchase price allocation, as well as the estimated useful lives of the acquired intangible assets (in thousands, except years):

		Estimated Useful Lives
		in Years
Cash and cash equivalents	$1,113
Current assets	3,694
Other assets	52
Identifiable intangible assets
Trade name	130	1.5
Customer relationship	4,800	9
Developed technology	4,600	5
Total intangible assets subject to amortization	9,530
Accrued and other liabilities	(1,275)
Deferred revenue	(2,311)
Total identifiable net assets	10,803
Goodwill	14,964
Total purchase consideration	$25,767

The purchase price allocation is preliminary and is subject to the finalization of the closing net working capital adjustments. Goodwill, which primarily relates to expected synergies and assembled workforce, is not deductible for U.S. federal income tax purposes.

The fair values of the developed technology and trade name were determined using the relief-from-royalty relief method, and the fair value of customer relationships was determined using the multiple-period excess earnings method.

Pro forma financial information for the three months ended October 31, 2023 and the nine months ended October 31, 2024, and revenue and losses for the period post-acquisition have not been presented because the such amounts are not material to the unaudited condensed consolidated financial statements.

The Company incurred transaction costs of $2.3 million related to the acquisition of Convex during the nine months ended October 31, 2024.

7.
Intangible Assets and Goodwill

Intangible Assets

The net book values of intangible assets were as follows (in thousands, except years):

	As of October 31, 2024
	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)
Customer relationships	$205,233	$(68,049)	$137,184	7.9
Developed technology	159,001	(71,343)	87,658	4.1
Tradenames	6,683	(5,131)	1,552	1.2
Total	$370,917	$(144,523)	$226,394

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	As of January 31, 2024
	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)
Customer relationships	$200,433	$(52,584)	$147,849	8.5
Developed technology	154,401	(53,521)	100,880	4.7
Tradenames	6,553	(3,935)	2,618	1.9
Total	$361,387	$(110,040)	$251,347

Amortization expense for intangible assets was as follows for the three and nine months ended October 31, 2024 and 2023 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Platform cost of revenue	$5,533	$5,502	$16,369	$16,506
Professional services and other cost of revenue	334	484	1,452	1,452
Sales and marketing	5,606	5,547	16,662	17,033
Total	$11,473	$11,533	$34,483	$34,991

As of October 31, 2024, estimated future amortization expense related to the intangible assets is as follows (in thousands):

Fiscal
2025 (remainder)	$11,442
2026	44,771
2027	37,690
2028	36,422
2029	33,921
2030	17,425
Thereafter	44,723
Total	$226,394

Goodwill

The changes to goodwill were as follows (in thousands):

Balance as of January 31, 2024	$830,872
Additions relating to the acquisition of Convex	15,184
Balance as of April 30, 2024	846,056
Adjustments relating to the acquisition of Convex	(220)
Balance as of July 31, 2024 and October 31,2024	$845,836

There was no impairment of goodwill during the nine months ended October 31, 2024 and 2023.

8.
Debt Arrangements

In January 2023, the Company entered into a secured credit agreement with Wells Fargo Bank, N.A., as administrative and collateral agent, and certain lenders, that included (i) a term loan facility in an initial aggregate principal amount of $180.0 million and (ii) a revolving credit facility in an initial aggregate principal amount of $70.0 million. In September 2024, the Company entered into an amendment to the secured credit agreement (as amended, the “Credit Agreement”) that converted its existing term loan balance of $177.3 million and $70.0 million revolving credit facility to a term loan of $107.3 million (as amended, the “Term Loan”) and $140.0 million revolving credit facility (as amended, the “Revolver Facility”), effective October 1, 2024, such that, post amendment, $107.3 million was outstanding on the Term Loan, $70.0 million was outstanding under the Revolver Facility,

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

and $70 million was available for borrowing under the Revolver Facility. The Credit Agreement contains the standard and customary covenants for agreements of this type, including various reporting, affirmative and negative covenants. Among other things, these covenants set forth minimum revenue thresholds and maintenance of minimum liquidity and certain limits to the Company’s and its subsidiaries’ ability to create or incur liens on assets, make acquisitions of or investments in businesses, engage in any material line of business substantially different from the Company’s current lines of business, incur additional indebtedness or contingent obligations, sell or dispose of assets, pay dividends and make loans or advances to employees.

The Credit Agreement will mature in January 2028 and bears interest at a floating rate at the Company’s option of either (i) a term Secured Overnight Financing Rate (“SOFR”) based rate for a specified interest period plus an applicable margin, which is initially 2.5% per annum and ranges from 2.25% to 3.00% per annum based on a ratio of outstanding debt to annual recurring revenue, or (ii) a base rate plus an applicable margin, which is initially 1.5% per annum and ranges from 1.25% to 2.0% per annum based on the ratio of total outstanding debt to annual recurring revenue. On the first day of each calendar quarter, the Company has been required to repay an aggregate principal amount equal to 0.25% of the aggregate original principal amount of the Term Loan, which repayment amount will be approximately $0.3 million beginning January 1, 2025. The Revolver Facility will incur a 0.25% annual fee for undrawn amounts.

The Company was in compliance with all covenants as of October 31, 2024.

Long-term debt comprised the following (in thousands):

	As of
	October 31, 2024	January 31, 2024
Principal Term Loan balance outstanding	$107,300	$178,650
Less unamortized debt issuance costs	(2,058)	(2,272)
Less short-term portion	(1,073)	(1,800)
Long-term loan, net of issuance costs	104,169	174,578
Revolver Facility	70,000	—
Total long term debt	$174,169	$174,578

The Company had unsecured letters of credit issued in the face amount of $1.3 million and $2.2 million outstanding as of October 31, 2024 and January 31, 2024, respectively.

9.
Commitments and Contingencies

Noncancellable Commitments

As of October 31, 2024, the Company had long-term noncancellable agreements related primarily to its cloud hosting arrangements in addition to marketing events and management consulting projects. The estimated payments by future period, which for certain cloud computing arrangements are based on estimated usage, are as follows (in thousands):

Fiscal
2025 (remainder)	$9,582
2026	43,156
2027	50,832
2028	19,122
2029	1,126
Total	$123,818

Litigation

During the ordinary course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of October 31, 2024, the Company is not subject to any currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, products or services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company is not subject to any material indemnification claims that are probable or reasonably possible, and has not made any cash payments under its indemnification agreements that had a material effect on the financial position, results of operations or cash flows of the Company.

10.
Equity Incentive Plans

The Company has granted stock-based awards under a 2015 Stock Plan. As of October 31, 2024, there were 21,947,223 shares of common stock authorized and reserved for issuance under the 2015 Stock Plan.

As of October 31, 2024, there were 1,599,700 shares of common stock available for future issuance under the 2015 Stock Plan. The Company’s policy is to issue new shares upon exercise of stock options.

Fiscal 2024 Tender Offer

Concurrent with entering into the Series H-1 redeemable convertible preferred stock purchase agreement in July 2023, the Company facilitated a tender offer whereby the Series H-1 redeemable convertible preferred stock investors purchased shares of the Company’s common stock from current and former employees and consultants, and certain existing investors. The tender offer was completed in July 2023. As a result, Series H-1 redeemable convertible preferred stock investors purchased an aggregate of 1,942,709 shares of the Company’s common stock at a purchase price of $70.00 per share for proceeds to the selling stockholders of $136.0 million. The purchase price in this tender offer transaction was in excess of the estimated fair value of the common stock of $62.28 per share at the time of the transaction. As a result, during fiscal 2024, the Company recorded the excess of the purchase price over the fair value as stock-based compensation expense of $14.0 million which is included in the table below for shares purchased from current and former employees and consultants.

Fiscal 2025 Tender Offer

The Company presented a tender offer to employees who held stock options with exercise prices of $63.55 and above whereby the employees could exchange the options for restricted stock units (“RSUs”) at a ratio of one RSU for every two stock options. The tender offer window closed on May 15, 2024. As a result, 207,784 stock options with service-only vesting conditions were cancelled and exchanged for 103,888 RSUs. The replacement RSUs vest upon the satisfaction of both a two-year service condition and a performance condition that is satisfied upon a liquidity event, including an initial public offering or sale of the Company. The exchange was accounted for as a modification, and resulted in an incremental stock-based compensation charge of $2.2 million that will be recognized upon satisfaction of the performance condition. In addition, as part of the fiscal 2025 tender offer, 36,000 stock options with revenue performance vesting conditions and an exercise price of $63.55 were exchanged for 18,000 RSUs and retained the same revenue performance condition, resulting in an incremental stock-based compensation charge of $0.2 million at the time of the close of the tender offer and $0.2 million to be recognized ratably over the remaining requisite service period ending January 31, 2026.

Stock Option Modification

In May 2024, 48,768 stock options with exercise prices at $63.55 and above that had been granted to certain foreign employees were modified to reduce the exercise price to $40.70. This resulted in an incremental stock-based compensation expense of $0.4 million recorded as of the modification date and another $0.2 million to be recorded over the remaining life of the options.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock-based Compensation

The stock-based compensation expense by line item in the unaudited condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended October 31,
	2024	2023
	Option, RSU, and RSA Grants	Option, RSU, and RSA Grants
Platform cost of revenue	$1,586	$1,295
Professional services and other cost of revenue	1,123	1,013
Sales and marketing	4,080	4,280
Research and development	10,308	7,251
General and administrative	8,329	5,623
Total stock-based compensation expense	$25,426	$19,462

	Nine Months Ended October 31,
	2024	2023
	Total	Option, RSU, and RSA Grants	Tender Offer	Total
Platform cost of revenue	$3,968	$3,437	$663	$4,100
Professional services and other cost of revenue	3,024	2,880	371	3,251
Sales and marketing	11,493	11,671	2,330	14,001
Research and development	27,307	19,963	4,373	24,336
General and administrative	23,258	20,094	6,255	26,349
Total stock-based compensation expense	$69,050	$58,045	$13,992	$72,037

Stock Options with Service-Only Conditions

Stock options granted to purchase shares of the Company’s common stock under the 2015 Stock Plan vest at varying rates, but generally over four years with 25% vesting upon completion of one year of service and the remainder vesting monthly thereafter. Activity for stock options that contain service only vesting conditions was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Options	Price	(years)
Outstanding as of January 31, 2024	6,804,979	$16.70	6.21
Granted	—	$—
Exercised	(357,156)	$12.06
Exchanged through tender offer	(207,784)	$63.55
Cancelled/Forfeited	(142,368)	$45.79
Outstanding as of October 31, 2024	6,097,671	$14.49	5.56
Exercisable as of October 31, 2024	5,743,223	$14.13	5.51

Total unrecognized compensation cost related to stock options with service only vesting conditions as of October 31, 2024 was $17.4 million, which is expected to be recognized over a remaining weighted average period of approximately 0.4 years.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Options with Performance and Market Conditions

Stock option activity for performance and market awards consisted of the following:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Options	Price	(years)
Outstanding as of January 31, 2024	1,176,924	$14.90	6.96
Granted	—	$—
Exercised	—	$—
Exchanged through tender offer	(36,000)	$63.55
Cancelled/Forfeited	(340,676)	$12.72
Outstanding as of October 31, 2024	800,248	$13.64	6.24

As of October 31, 2024, the Company had 340,676 stock options outstanding held by the Co-Founders to purchase shares of common stock that vest upon the satisfaction of both a service and performance condition. The performance condition is satisfied upon a liquidity event, including an initial public offering or a sale of the Company and the service condition is satisfied over a four-year period. The awards expire ten years from issuance. Unrecognized stock-based compensation expense for these stock options was $1.5 million as of October 31, 2024.

The Company had stock options outstanding held by the Co-Founders to purchase 340,676 shares of common stock that would vest upon the satisfaction of a service, performance and market condition. The performance condition was to be satisfied upon a liquidity event including an initial public offering or sale of the Company, and the awards expired ten years from issuance. The market condition was to be satisfied upon the achievement of a specified average stock price over a six-month period after the Company became a public company, or the sale of the Company above such specified stock price. The Co-Founders were required to remain employed through the date of achieving the performance and market conditions and in the event of an initial public offering, the completion of two trading windows during which certain stockholders at the time of the grant can freely transact in the Company’s equity securities on the public market. The grant date fair value of these options was $1.4 million estimated using a Monte Carlo simulation model, which was to be recognized as stock-based compensation expense commencing once it was probable that the performance condition would be achieved irrespective of whether the stock price threshold is met. These options were cancelled during the three months ended October 31, 2024 in conjunction with the grant of RSUs with performance conditions to the Co-Founders in October 2024.

As of October 31, 2024, the Company had stock options outstanding to purchase 128,687 shares of common stock that vest upon the satisfaction of both a service and performance condition. The performance condition is satisfied upon a liquidity event including an initial public offering or sale of the Company. The service condition is satisfied one year from the date the performance condition is satisfied and the awards expire ten years from issuance. The grant date fair value of these stock options was $6.5 million which will be recognized as stock-based compensation expense commencing once it is probable that the performance condition will be achieved.

Further, as of October 31, 2024, the Company had stock options outstanding to purchase 10,000 shares of common stock that vest upon the satisfaction of a performance condition. The performance condition is satisfied upon a liquidity event including an initial public offering or sale of the Company provided the grantee continues to provide service to the Company through the date of the liquidity event. The award expires ten years from issuance. The grant date fair value of these options was $0.5 million which will be recognized as stock-based compensation expense commencing once it is probable that the performance condition will be achieved.

For the three and nine months ended October 31, 2023 and 2024, the Company did not recognize any stock-based compensation expense associated with stock options containing a liquidity event related performance condition as the achievement of such condition was not probable. The liquidity event condition was satisfied upon the effectiveness of the IPO in December 2024 and, accordingly, during the fourth quarter of fiscal 2024, the Company will recognize aggregate stock-based compensation for the portion of the requisite service period satisfied from the applicable grant date through the IPO date. See Note 14.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of October 31, 2024, the Company had 320,885 stock options outstanding to purchase shares of common stock that cliff vest upon the achievement of a performance condition of either (i) a revenue target, provided that the target is met before the end of fiscal 2026, or (ii) at the discretion of the Audit Committee of the Company's board of directors, a trailing 12 month revenue target commensurate with a specified annual recurring revenue threshold, and the employees providing continuous service to the Company through the date the performance condition is met. The grant date fair value related to these stock options was $16.2 million. For the nine months ended October 31, 2023, the Company did not recognize any stock-based compensation expense as the achievement of the revenue target was not probable. At the end of fiscal 2024, the Company concluded it was probable that it would attain the revenue target by the end of fiscal 2026. For the three and nine months ended October 31, 2024 the Company recognized stock-based compensation expense associated with these stock options of $1.0 million and $3.1 million, respectively. The remaining $4.0 million will be recognized ratably through October 31, 2025, assuming achievement of the performance condition remains probable.

RSUs and Restricted Stock Awards (“RSAs”) with Service-Only Conditions

RSAs and RSUs subject to service-only vesting condition requirements consisted of the following:

	Restricted Stock Awards	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 31, 2024	88,477	2,767,978	$66.85
Granted	—	2,269,461	$62.43
Vested	(72,471)	(791,097)	$63.32
Forfeited	—	(423,540)	$65.80
Unvested as of October 31, 2024	16,006	3,822,802	$65.15

RSUs granted under the 2015 Stock Plan vest at varying rates, but generally over four years with 25% vesting upon completion of one year of service and the remainder vesting quarterly thereafter. The total fair value of RSUs and RSAs vested during the three and nine months ended October 31, 2024 was $16.7 million and $54.7 million, respectively. Total unrecognized stock-based compensation expense related to RSUs and RSAs as of October 31, 2024 was $222.3 million which is expected to be recognized over a remaining weighted average period of approximately 3.1 years.

RSUs with Performance Conditions

RSU activity for performance and market awards consisted of the following:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 31, 2024	578,651	$62.87
Granted	7,302,545	$43.15
Exchanged through tender offer	121,888	$62.90
Vested	(2,782)	$62.90
Forfeited	(2,500)	$62.90
Unvested as of October 31, 2024	7,997,802	$44.87

As of October 31, 2024, the Company had 25,220 RSUs outstanding that cliff vest upon the achievement of a performance condition of either (i) a revenue target provided that target is met before the end of fiscal 2026 or (ii) at the discretion of the Audit Committee of the Company's board of directors, a trailing 12-month revenue target commensurate with a specified annual recurring revenue threshold, and the employees providing continuous service to the Company through the date the performance condition is met. The grant date fair value of these RSUs was $1.9 million which will be recognized as stock-based compensation expense commencing once it is probable that the performance condition will be achieved. For the nine months ended October 31, 2023, the Company did not recognize any stock-based compensation expense associated with these RSUs as the achievement of

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

the revenue target performance condition was not probable. At the end of fiscal 2024, the Company concluded it was probable that the Company would attain the revenue target by the end of fiscal 2026. During the three and nine months ended October 31, 2024, the Company recognized stock-based compensation expense of $0.2 million and $0.5 million, respectively, related to these awards. The remaining $0.5 million will be recognized ratably through October 31, 2026, assuming the performance condition remains probable. Also during the nine months ended October 31, 2024, an additional 36,000 options with revenue performance conditions and an exercise price of $63.55 were exchanged for 18,000 RSUs, see Fiscal 2025 Tender Offer above.

As of October 31, 2024, the Company had 1,278,291 RSUs outstanding that vest upon the satisfaction of both a performance and service condition, where the performance condition is satisfied upon a liquidity event, including an initial public offering or sale of the Company and the service condition is satisfied over a period of four years. In addition, the Company had 76,859 RSUs outstanding that vest upon the satisfaction of a performance and a service condition, where the performance condition was satisfied upon the completion of the IPO and the service condition will be satisfied over four quarterly periods commencing one year after the IPO. These grant date fair value of these RSUs was $84.9 million, which will be recognized as stock-based compensation expense once it is probable that the performance condition will be achieved for the portion of the awards that have met the service condition and over the remaining service period for the portion of the awards that require future service using a graded vesting model. For the nine months ended October 31, 2024 and 2023, the Company did not recognize any stock-based compensation expense for these RSUs as the achievement of the liquidity event performance condition was not probable.

As a result of the fiscal 2025 tender offer, the Company had 101,388 RSUs outstanding that vest upon the satisfaction of both a two year service condition and a performance condition that is satisfied upon a liquidity event, including an initial public offering or sale of the Company.

In the nine months ended October 31, 2024, the Company issued RSUs to certain employees that vest upon the achievement of certain performance conditions. The amount of RSUs that will vest is derived from a specified percentage of the value of incremental new customer activity through January 31, 2025 and January 31, 2026. For RSUs where the performance condition has been met during this period, the RSUs will vest quarterly over one year. The initial target number of RSUs under this award agreement is 17,738 RSUs. During the nine months ended October 31, 2024, 2,782 of these RSUs vested and the Company recognized $0.2 million in expense.

In October 2024, the Company granted each of the Co-Founders an award of 3,241,544 performance-based RSUs. Each performance-based RSU represents the right to be issued a share of common stock following vesting. The performance-based RSUs vest on or after 180 days following the completion of an initial public offering based on achieving volume weighted-average closing trading prices of the Company’s common stock over a six-month or 90-day period, as applicable, ranging from $140.00 per share to $440.00 per share (the “stock price hurdle”), subject to the Co-Founders being employed as Chief Executive Officer, co-Chief Executive Officer or President as of the vesting date.

In the event a Co-Founder no longer serves as any of the Company’s Chief Executive Officer, co-Chief Executive Officer or President as a result of his death, permanent disability, certain terminations of employment or a transition to a new role mutually agreed upon with the Company’s board of directors, such Co-Founder’s performance-based RSUs will remain eligible to vest upon achievement of the stock price hurdle during the succeeding six-month period.

Any RSUs for which the applicable stock price hurdle has not been achieved on or before October 21, 2034 will automatically be forfeited. The Company’s estimate of the grant date fair value of these RSUs of approximately $264 million was estimated using a Monte Carlo simulation model that incorporates the likelihood of achieving the stock price hurdles. The Company commenced recognition of stock-based compensation expense upon the completion of the IPO over the estimated weighted-average derived service period of approximately five years and will recognize aggregate stock-based compensation for the portion of the service period satisfied through date of the completion of the IPO.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.
Income Taxes

The Company calculates income tax expense (benefit) in interim periods by applying an estimated annual effective tax rate to income (loss) before income taxes and by calculating the tax effect of discrete items recognized during the period.

The provision for income taxes differed from applying the U.S. federal statutory rate to the Company’s loss before income taxes primarily due to the effects of valuation allowances, foreign taxes, state taxes, and the deferred tax expense from the amortization of indefinite-lived tax amortizable goodwill.

12.
Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net loss	$(46,460)	$(39,672)	$(138,151)	$(143,733)
Accretion of non-convertible preferred stock	(14,652)	(11,772)	(41,608)	(33,390)
Net loss attributable to common stockholders	$(61,112)	$(51,444)	$(179,759)	$(177,123)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	35,094,547	33,588,617	34,690,079	33,043,071
Net loss per share, basic and diluted	$(1.74)	$(1.53)	$(5.18)	$(5.36)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders as of October 31, 2024 and 2023 because including them would have been anti-dilutive:

	As of October 31,
	2024	2023
Redeemable convertible preferred stock	42,465,855	42,465,855
Stock options with service-only conditions	6,097,671	6,992,906
Unvested RSUs with service-only conditions	3,822,802	3,436,463
Stock options with performance or market conditions	800,248	1,517,600
Unvested early exercise of options	36,963	51,256
Unvested RSAs with service-only conditions	16,006	115,138
Acquisition indemnity shares withheld	41,959	74,647
Unvested RSUs with performance conditions	7,997,802	84,342

13.
Restructuring

In March 2024, the Company committed to a plan to align its investments more closely with its strategic priorities by reducing the Company’s workforce by 42 employees. The Company incurred total pre-tax charges of approximately $2.5 million of employee-related costs, including severance and other termination benefits, which were paid in the nine months ended October 31, 2024.

In February 2023, the Company committed to a plan to align its investments more closely with its strategic priorities by reducing the Company’s workforce by 221 employees. The Company incurred total pre-tax charges of approximately $7.6 million of employee-related costs, including severance and other termination benefits, which were paid in the nine months ended October

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

31, 2023. The restructuring charge by line item in the unaudited condensed consolidated statements of operations is summarized as follows (in thousands):

	Nine Months Ended October 31,
	2024	2023
Platform cost of revenue	$386	$1,160
Professional services cost of revenue	129	1,969
Sales and marketing	292	1,647
Research and development	991	1,418
General and administrative	698	1,449
Total restructuring costs	$2,496	$7,643

14.
Subsequent Events

Completion of the IPO

The Company’s registration statement on Form S-1 (the “IPO Registration Statement”) related to its IPO was declared effective by the SEC on December 11, 2024, and the Company’s Class A common stock began trading on the Nasdaq Global Select Market on December 12, 2024. On December 13, 2024, the Company sold 8,800,000 shares of its Class A common stock to the underwriters of the IPO and, on December 17, 2024, the Company sold an additional 1,320,000 shares of its Class A common stock pursuant to the underwriters' exercise in full of their option to purchase additional shares, in each case at a public offering price of $71.00 per share, pursuant to the IPO Registration Statement. The Company received aggregate proceeds of $679.0 million, net of underwriting discounts and commissions but before deducting offering expenses.

Reclassification of Common Stock

Immediately prior to the completion of the IPO, the Company filed an amended and restated certificate of incorporation, which authorized a total of 1,000,000,000 shares of Class A common stock, 100,000,000 shares of Class B common stock, and 100,000,000 of Class C common stock. The Company also authorized 100,000,000 shares of preferred stock, the rights and preferences as may be designed by the Board of Directors. The rights of holders of Class A common stock, Class B common stock and Class C common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock. Each share of Class C common stock is entitled to no votes, except as otherwise required by law.

Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder or automatically upon a sale or transfer by the holder, except for certain permitted transfers. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the earlier of (i) the 15-year anniversary of the completion of the IPO and (ii) the date fixed by the Company's board of directors that is no less than 61 days and no more than 180 days following the first date following the completion of the IPO on which the number of shares of Class B common stock held by the Co-Founders and the permitted entities they control is less than 20% of the shares of Class B common stock (including securities convertible or exercisable into Class B common stock) held by the Co-Founders and the permitted entities they control on the date of the completion of the IPO.

The Company also executed an exchange agreement with the Co-Founders prior to the completion of the IPO whereby 13,404,097 shares of Class A common stock held by the Co-Founders and their affiliates were exchanged for an equivalent number of shares of Class B common stock.

In addition, options, RSAs and RSUs for common stock were reclassified to options, RSAs and RSUs for Class A common stock, with the exception of options and RSUs held by the Co-Founders which were designated as options and RSUs for Class B common stock.

Upon the completion of the IPO on December 13, 2024, all shares of Class B common stock were held by the Co-Founders and their respective affiliates.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Conversion of Preferred Stock to Class A Common Stock

Immediately prior to the completion of the IPO, all outstanding shares of redeemable convertible preferred stock were automatically converted into shares of Class A common stock as follows:

Redeemable Convertible Preferred Stock Series	Original Redeemable Convertible Preferred Stock Outstanding	Impact of Conversion	Shares of Class A Common Stock After Conversion
Series A	14,356,003	-	14,356,003
Series B	5,774,623	-	5,774,623
Series C	3,437,441	-	3,437,441
Series D	5,704,551	-	5,704,551
Series E	2,184,287	-	2,184,287
Series F	2,795,266	147,967	2,943,233
Series G	2,207,340	143,158	2,350,498
Series H	5,604,318	1,493,279	7,097,597
Series H-1	402,026	7,030	409,056
Total	42,465,855	1,791,434	44,257,289

As the price per share for the Class A common stock offered and sold in the IPO was below the original issue prices of the Series F, G and H-1 redeemable convertible preferred stock, the conversion prices were adjusted in accordance with the Company's amended and restated certificate of incorporation in effect prior to the completion of the IPO, resulting in the issuance of additional shares of Class A common stock in connection with the conversion of such series of redeemable convertible preferred stock. The impact of this anti-dilution adjustment will result in an adjustment to net loss to compute net loss attributable to common stockholders of approximately $12.6 million during the fourth quarter of fiscal 2025.

As the price per share for the Class A common stock offered and sold in the IPO was less than the conversion price of the Series H redeemable convertible preferred stock accreting at 11% per annum, accruing daily and compounding quarterly from and after May 22, 2024 (the “Ratchet Adjustment Denominator”), the conversion price of the Series H redeemable convertible preferred stock was reduced to an amount equal to the product of (a) the price per share for the Class A common stock offered and sold in the IPO, multiplied by (b) $84.5712 divided by the Ratchet Adjustment Denominator. The conversion of the Series H redeemable convertible preferred stock at the adjusted conversion price upon the completion of the IPO is accounted for as a stock-settled redemption, and will result in an adjustment to net loss to compute net loss attributable to common stockholders of approximately $31.0 million during the fourth quarter of fiscal 2025, measured as the difference between the carrying value of $472.9 million and the fair value of $503.9 million of the Series H redeemable convertible preferred stock.

Redemption of Non-convertible Preferred Stock

Subsequent to the IPO, the Company redeemed all outstanding shares of its non-convertible preferred stock for $310.6 million, which included the $250.0 million redemption price and $60.6 million of accrued dividends. Upon redemption, the Company recorded an adjustment of $28.3 million to net loss to compute net loss attributable to common stockholders for the loss on redemption, measured as the difference between the redemption price and the then carrying value of non-convertible preferred stock.

Satisfaction of Performance Vesting Condition in Certain Stock Options and RSUs

Upon the effectiveness of the IPO Registration Statement, the performance vesting condition of certain stock options and RSUs was met and the Company recognized $59.1 million of stock-based compensation expense for the portion of the service period completed by employees and non-employees from the grant date through the effectiveness of the registration statement for the IPO, as further described in Note 10 to these unaudited condensed consolidated financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties and our actual results, events or circumstances could differ materially from those described in forward-looking statements. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. The last day of our fiscal year is January 31, and our fiscal quarters end on April 30, July 31, October 31 and January 31. Our fiscal years ended January 31, 2021, 2023, 2024 and 2025 are referred to herein as fiscal 2021, fiscal 2023, fiscal 2024 and fiscal 2025, respectively. Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “our company,” and “ServiceTitan” refer to ServiceTitan, Inc. and its consolidated subsidiaries, and references to our “common stock” include our Class A common stock, Class B common stock and Class C common stock.

Overview

ServiceTitan is the operating system that powers the trades.

We are modernizing a massive and technologically underserved industry—an industry commonly referred to as the “trades.” The trades consist of the collection of field service activities required to install, maintain, and service the infrastructure and systems of residences and commercial buildings.

Our founders, Ara Mahdessian and Vahe Kuzoyan, founded ServiceTitan to provide tradespeople, like their parents, with technology that is purpose-built to help trades businesses thrive. We built our cloud-based software platform to offer end-to-end capabilities to manage complex workflows, connect key stakeholders and provide impactful industry best practices. ServiceTitan remains to this day maniacally focused on the success of our customers as we fundamentally believe that our customers’ success leads to our success.

Since our founding, we have translated our passion for the trades into a commitment to innovation. We serve many trades, including plumbing, electrical, HVAC, garage door, pest control, roofing, landscaping and others.

We designed our platform to address key workflows within a trades business. Contractors spend their days interfacing with the ServiceTitan platform across what we believe to be the five most business-critical functions, or the “core centers of gravity,” inside a trades business: CRM (customer relationship management, including sales enablement, marketing automation and customer service), FSM (field service management, including scheduling and dispatching), ERP (enterprise resource planning, including inventory), HCM (human capital management, including compensation and payroll integration) and FinTech (including payments and third-party consumer financing). For additional information, refer to “—Our Business Model” below.

We go to market with our platform in three ways: Core, Pro and FinTech products. We land with our Core product, which offers a base-level functionality across all key workflows, including call tracking, scheduling, dispatching, end-customer communications, marketing automation, estimating, job costing, sales, inventory and payroll integration. To supplement our Core product and provide an even higher level of functionality, we offer our Pro products, which provide value-additive capabilities such as Marketing Pro, Pricebook Pro, Dispatch Pro and Scheduling Pro, as well as our FinTech products, which include payment processing and third-party financing solutions. Together, we refer to our Pro and FinTech products as “add-on products.”

We are intimately aware of the challenges our customers face every day. Our platform is differentiated by our close customer proximity and deep connection with the trades industry, which enables us to make real-time, evidence-based recommendations to our customers, augmented by the vast amounts of data that we synthesize into best practices. Our platform enables impactful outcomes for our customers, including accelerating revenue and driving operational efficiency, all while improving the experience for both end customers and contractors. As customers experience the significant business acceleration benefits of our platform, we have often observed our customers hire more technicians, increase gross transaction volume (“GTV”), representing total invoiced by our customers to end customers through our platform, and adopt more add-on products. Increased customer adoption of our platform leads to further data and insights, allowing us to build more differentiated features and address opportunities in new trades, use cases and customer subsegments. All of this allows us to drive more growth and efficiency for customers, delivering outsized return on investment (“ROI”), in our products. In fiscal 2023 and fiscal 2024 we processed $44.9 billion and $55.7 billion of GTV, respectively and for the three months ended October 31, 2023 and 2024, we processed $14.8 billion and $17.8 billion of GTV, respectively.

Recent Developments

Initial Public Offering

In December 2024, we completed our initial public offering (the “IPO”), in which we issued and sold an aggregate of 10,120,000 shares of our Class A common stock at a public offering price of $71.00 per share. We received aggregate proceeds of $679.0 million, net of underwriting discounts and commissions but before deducting offering expenses payable by us. Immediately prior to the closing of the IPO, all 42,465,855 shares of our then-outstanding shares of redeemable convertible preferred stock automatically converted into 44,257,289 Class A common shares at their respective as-adjusted conversion ratios.

Upon the effectiveness of the registration statement on Form S-1 relating to the IPO (the “IPO Registration Statement”), the performance vesting condition of certain stock options and RSUs was met, and we recognized $59.1 million of stock-based compensation expense for the portion of the service period completed by service providers from the grant date through the effectiveness of the IPO Registration Statement, as further described in Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Our Revenue Model

We have two general categories of revenue: (i) platform revenue and (ii) professional services and other revenue.

Platform Revenue. The substantial majority of our revenue is platform revenue, which we generate through (a) subscription revenue generated from access to and use of our platform, including subscriptions to our Core and certain Pro products, and (b) usage-based revenue generated from the transactions using our FinTech solutions and usage of certain Pro products and other usage-based services. Our customer contracts are generally based on the number of users, mix of products, number of end customers and the amount of GTV. Platform revenue is generated through the following:

•
Subscription. We offer tiered subscription contracts to our customers that vary depending on the features and functionality they require for our Core product, which offers a base-level functionality across all key workflows, including call tracking, scheduling, dispatching, end-customer communications, marketing automation, estimating, job costing, sales, inventory and payroll integration. To supplement our Core product and provide an even higher level of functionality, our Pro products, including Marketing Pro, Pricebook Pro, Dispatch Pro and Scheduling Pro, provide value-additive capabilities. The majority of our Pro product offerings are sold on a subscription basis, typically as an add-on extension to our Core product subscription offering.
•
Usage. We receive a fee from third-party payment processors and third-party financing partners that we help connect to the end customers on our platform. Because the third-party processor and third-party financing partners provide the payment settlement and financing options to the end customer and are responsible for the provision of the payment or financing services, we do not assume any balance sheet risk for these transactions. Our revenue from these FinTech transactions consists primarily of fees from revenue sharing agreements with payment processing and end-customer financing partners, and we recognize this revenue on a net basis. In addition, usage revenue includes fees from certain Pro product features sold on a usage basis, including direct mail services, and other usage-based services.

For both the three and nine months ended October 31, 2024, our platform revenue represented 96% of our total revenue, and for both the three and nine months ended October 31, 2023 our platform revenue represented 95% of our total revenue, which we believe demonstrates the general recurring nature of our revenue model.

Professional Services and Other Revenue. We generate a lesser portion of our revenue from professional services to provide onboarding, implementation and configuration support to our customers and training to their employees. Professional services and other revenue also includes live voice and chat services and certain ancillary products and services sold to customers. Our professional services and other revenue represented 4% of our total revenue for both the three and nine months ended October 31, 2024, and 5% of our total revenue for both the three and nine months ended October 31, 2023.

Our Business Model

The trades form a critical but heavily fragmented industry. Trades businesses are often difficult to reach through traditional enterprise software sales and marketing approaches, which are designed to engage IT departments as buyers. We engage trades businesses with a deep understanding of their unique needs and objectives and with a mindset focused on creating a clear and immediate value add.

Our customers’ success is our first priority. By making our customers more successful, we establish proof points that strengthen our brand and attract additional customers to our platform. This powers a referral-based, go-to-market flywheel that furthers our ability to efficiently serve the market.

We employ several strategies to efficiently go-to-market. These include digital marketing, which draws inbound leads to our website, and outbound direct marketing, such as targeted phone outreach. We also benefit from significant word-of-mouth and often generate new business through referrals from current customers and industry partners that are trusted across the trades, including industry associations, original equipment manufacturers (“OEMs”), and distributors. We extend our reach further through industry conferences, including our annual customer conferences, Ignite and Pantheon, which were most recently held in the summer and fall 2024, respectively, with collectively over 3,500 customers and over 100 sponsors, including OEMs, technology partners and trade associations, in attendance. These conferences organically grow our brand awareness, reinforce our trusted leadership within the industry, generate a robust pipeline of potential customers and keep us informed of evolving customer needs to guide our innovation. Combined with a robust outbound marketing program, these efforts fuel our sales pipeline, resulting in product demonstration requests and sales opportunities.

Our customers’ journey begins with onboarding and training, which we see as essential to our customers’ success. During onboarding, our teams heavily invest in our customers’ success by ensuring an effective implementation experience. We train technicians, customer service representatives and other office employees and integrate their data flows and systems with our platform to maximize the value we can deliver. We accordingly price our onboarding services competitively as acquisition, retention and sales velocity tools. We typically introduce FinTech products at the time of customer onboarding to take advantage of the value such add-on products provide given the importance of being able to process payments and offer financing for a seamless customer experience.

Once onboarded, customers often expand their relationship with us by layering on additional functionality as they see the benefit of our platform and their specific needs evolve. We pride ourselves in our ability to anticipate and recommend which products would best serve a customer’s unmet needs. We employ dedicated Pro and FinTech product sales teams that introduce these products at the right time for each customer, leveraging our industry and internal expertise to know the appropriate moment to approach the customer. Our ability to retain and expand customer relationships is evidenced by our net dollar retention rate of over 110% for each of the last ten fiscal quarters as of October 31, 2024.1

__________

1Our net dollar retention rate measures the increase in annualized billings across our existing customer base by comparing the annualized billings from the same set of customers across comparable periods. To calculate our net dollar retention rate as of a given quarter, we first calculate annualized billings from the cohort of all customers billed in the same quarter in the prior year (the “prior period annualized billings”). We then calculate annualized billings from these same customers as of the current quarter (the “current period annualized billings”). Current period annualized billings includes the effect of any expansion, contraction or churn over the trailing 12 months. We divide (a) current period annualized billings by (b) prior period annualized billings to arrive at the net dollar retention rate. When calculating net dollar retention rate, we do not include the billings from any customers that were acquired as the result of our acquisition of a business until the completion of the first full quarter following the one-year anniversary of the acquisition.

We define annualized billings for a given quarter as the annualized value of the quarterly amount invoiced for our Core and Pro products, net of reserves, and the quarterly revenue recognized for our FinTech products. Contracts for our platform solutions range from monthly to multi-year. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of annualized billings for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers. There may be seasonal fluctuations in annualized billings as a result of heightened demand for our customers during peak times. Annualized billings should be viewed independently of, and not as a replacement for, revenue and does not represent our revenue on an annualized basis.

Key Factors Affecting Our Business Performance

We believe that the growth and future success of our business is dependent upon many factors, including those described below.

Increase GTV on Our Platform

Grow with Our Customers. Our long-term revenue growth is correlated with the success of customers on our platform, and we strive to support the growth of their businesses. We can improve outcomes for our customers across every stage of the go-to-market funnel, from determining which end customers to target, marketing to those end customers effectively and converting and retaining end customers. We empower technicians with the tools and training necessary to drive better end-customer outcomes that, in turn, can generate higher ticket sizes and more repeatable work orders. As our customers grow on our platform and expand into additional locations, generating more sales, hiring more technicians and automating more workflows, they can also significantly increase GTV, and, in turn, drive our growth and financial success.

Increase GTV By Serving Additional Customers in Existing Trades and Markets. Our ability to increase GTV also depends on our ability to serve additional customers in existing trades and markets. As our platform has deepened and expanded in features, we have been able to serve larger customers. The trades industry is also experiencing an influx of professional operators, including private equity owners, who are investing in and consolidating the trades, in many cases on our platform. Because of these dynamics, we focus on increasing the GTV on our platform, rather than new customer count. We believe our market opportunity is substantial, and we expect to continue to make significant investments across all aspects of our business to continue to increase the GTV on our platform.

We designed our platform to address key workflows within a trades business. In contrast, existing solutions are difficult to adopt and resource-intensive to stitch together in a manner that would address multiple workflows and generate return on investment for trades businesses. This gives us a substantial opportunity to continue to invest in our platform and in our sales and marketing efforts to add more customers in, or help existing customers expand into, the expansive set of trade verticals we have penetrated so far. We also believe that there is further potential to expand our customer base by productizing additional capabilities for these trade verticals.

Increase GTV By Entering New Trades and Markets. ServiceTitan began by serving a single trade—plumbing—and focusing on residential homes, and we now serve many trades that serve all sites: homes, businesses and even new construction. As we have penetrated new trades over time, we have significantly expanded our potential customer reach, unlocking new markets to drive future customer growth. We plan to continue to innovate and expand into new trade verticals through our playbook of harnessing common features of the trades industry, while also identifying and building features specific to each new trade vertical. It takes significant time and research and development to identify new trade verticals to enter and build out functionalities on top of our common products, as well as investment in sales and marketing resources, to ensure we can successfully go to market with an end-to-end offering in such new verticals.

Retain and Expand Our Existing Customer Relationships

Our ability to retain and increase the revenue we earn from existing customers is a key driver of our future business performance and depends on our customers renewing their subscriptions to our platform, expanding their number of users, increasing their usage of existing solutions and adopting additional products, driven by the three key strategies described below. We have observed that as customers experience the significant business acceleration benefits of our platform, they typically not only remain on our platform but also often hire more technicians and adopt more of our products.

Retain Our Customers. Our customer relationship begins with a thorough onboarding process. Then, our customers deploy our platform end-to-end across their entire organization, meaning the ServiceTitan platform powers their workflows and is the primary interface used by their employees. As a result, we become deeply embedded as the operating system that powers our customers’ businesses. Over time, our Customer Success Management teams work closely with our customers to assist them in fully utilizing our platform.

Drive More Value to Our Customers through Add-on Product Adoption. As we demonstrate the high ROI of our products to our customers, we are able to sell more add-on products to them and increase our share of wallet, which we measure as the portion of our customers’ GTV that we are able to earn. We efficiently expand our customer relationships over time to serve their additional needs and automate more workflows through our platform. We believe that the more our customers use our platform to power their workflows, the more value we deliver to them, and the higher revenue we can earn from them. As a result, we continue to invest in research and development to improve the functionality of our existing Core and add-on products. Our ability to increase adoption of our add-on products will depend on customer satisfaction with our platform, competition, pricing and our ability to continuously demonstrate the value proposition of our add-on products. We plan to continue investing in sales and marketing, thought leadership, industry resources and customer success initiatives with a focus on driving additional value to customers on our platform.

Build New Products to Extend Our Platform. We have a culture of significant innovation evidenced by the extension of our platform’s capabilities over time, producing new workflows across trades. We intend to continue to judiciously invest in research and development to expand the functionality of our platform, to develop new add-on products and to broaden our capabilities to address new market opportunities across trades. Powering key workflows of our customers through our Core product positions us to deliver value-added Pro and FinTech products that complement our Core product. We build Pro and FinTech products as an integrated add-on to our expansive Core product offering to deliver our customers business outcomes in a way that we believe no individual, standalone point solution can. As we continue to innovate and execute on our product roadmap, we believe customers will continue to find our new products additive and therefore continue to adopt them. We believe that there is further potential to expand our market opportunity by building new products to earn an even greater potential share of our customers’ GTV in the future. While our engrained industry position and exposure to the trades facilitate efficient product development opportunities, innovating new products will continue to require substantial time and research and development resources.

Seasonality

Generally, demand for our customers’ services tends to increase during the second quarter of our fiscal year, as hot weather in the summer months typically results in higher demand for trades businesses. Given that our revenue model allows our customers to scale as needed (processing more GTV through our platform and adding technicians), our sequential revenue growth has historically been strongest in the second quarter of each fiscal year. This is especially true for our usage-based revenue, which is directly tied to the amount of GTV processed through our platform. As our usage-based revenue consists primarily of payment processing, which we recognize net of interchange and other direct expenses which are passed to the customer, this seasonality also positively impacts our platform gross margin and operating margin for the second quarter of each fiscal year. Our historical growth—including through the acquisition of new customers and the launch of new products, particularly subscription-based products that are less seasonally impacted than our usage-based products—may have made it more difficult to evaluate the impact of seasonality on our business by masking the full impact of the heightened quarter-over-quarter growth we have generally experienced in the second quarter of each fiscal year. We believe seasonality may continue to impact our quarterly results going forward, trends as a result of seasonality may become more pronounced or other seasonal trends may develop.

Components of Results of Operations

Revenue

We have two general categories of revenue as set forth below:

Platform Revenue

We principally generate platform revenue through (i) subscription revenue generated from access to and use of our platform, including subscriptions to our Core and certain Pro products, and (ii) usage-based revenue generated from the transactions using our FinTech solutions and usage of certain Pro products. Our customer contracts are generally based on the number of users, mix of products, number of end customers and the amount of GTV.

We offer tiered subscription plans for our Core and Pro products with varying contract lengths. Pursuant to these subscription contracts our customers do not have the ability to take possession of our proprietary software. For new customers, we primarily enter into either annual or multi-year subscription agreements with contract terms typically ranging from 12 to 36 months; however, some older customers are on month-to-month contracts. In nearly all cases, these contracts (monthly, annual, or multi-year) are renewed automatically unless cancelled in advance. We generally bill our customers on a monthly basis in advance of services, regardless of contract term. In some cases for certain products, the customer is billed in arrears. Pricing for these subscriptions are driven by the features included in the package and are linked to the size of the customer’s business, generally based on the number of field technicians at the customer but in some cases directly tied to the number of end customers or the customer’s revenue. In this way, our success is linked to the growth of our customers.

When subscription fees are received in advance of providing the related services, we record deferred revenue on our consolidated balance sheet and recognize the revenue ratably over the related subscription period. We recognize a contract asset when revenue has been recognized but our right to consideration from the customer is conditional upon our future performance. Contract assets are transferred to accounts receivable when our right to the consideration becomes unconditional.

Usage-based services primarily consist of payment processing where we connect to third-party processors to allow our customers to accept payments, primarily credit and debit cards, and also includes end-customer financing solutions and other forms of payment. The third-party processor determines the eligibility of the end customer to participate in the programs, provides the payment settlement and financing options to the end customer and is responsible for the provision of the payment or financing services. We receive a fee from the third-party processors, depending on the size and type of the transaction, which we recognize net of interchange and other direct expenses which are passed onto the customer. Revenue from financing and processing payments is recognized at the time of the transaction. In addition to payment processing revenue, we have a number of Pro products that generate revenue depending on the level of usage, which we recognize monthly in arrears based on consumption.

Professional Services and Other Revenue

Professional services and other revenue is primarily derived from services we provide to our customers, principally onboarding, training, and some ongoing professional services. Professional services and other revenue also includes live voice and chat services and certain ancillary products and services sold to customers. Fees for these professional services are generally invoiced separately at the commencement of the contract or as ordered by the customer. Revenue is recognized for professional services as the services are performed.

Cost of Revenue

Platform

Cost of platform revenue consists of personnel-related costs and costs related to the provisioning of our platform services. Personnel-related costs primarily include salary, employee benefits, bonuses and stock-based compensation related to our customer support team and certain customer success personnel. Costs related to the provisioning of our platform services are primarily comprised of fees paid to third-party service providers associated with delivery of Pro and FinTech products, platform infrastructure and server costs, call tracking fees, and payment processing fees. In addition, cost of platform revenue includes amortization of certain acquired intangible assets, amortization of capitalized internal-use software costs directly related to our product development activities and allocated overhead, which we define as costs such as depreciation, rent, utilities, and other facilities-related costs that are allocated across our expense categories based on headcount.

We expect our cost of platform revenue to increase in absolute dollars as the adoption and usage of our platform and product offerings increase.

Professional Services and Other

Professional services and other cost of revenue consists primarily of personnel-related costs in connection with providing customer onboarding and customer implementation, live voice and chat services. Personnel-related costs primarily include salary, employee benefits, bonuses and stock-based compensation. Professional services and other cost of revenue also includes amortization of certain acquired intangible assets, allocated overhead, and the cost of other ancillary products and services sold to customers. Professional services and other cost of revenue historically has exceeded professional services and other revenue as we invest in providing customers with implementation and onboarding services to enhance customer success. We expect our cost of professional services and other revenue to increase in absolute dollars as the adoption of our product offerings for both new and existing customers increases.

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. For each of these categories of expense, personnel-related costs, consisting primarily of salary, employee benefits, bonuses and stock-based compensation are the most significant components.

We incurred $59.1 million of the stock-based compensation expense associated with certain performance-based options and RSUs, which will be included in operating expenses in the fourth quarter of fiscal 2025, resulting from the completion of our IPO on December 13, 2024. In addition, we will incur additional stock-based compensation expense going forward relating to these awards.

Sales and Marketing Expense

Sales and marketing expense consists primarily of personnel-related costs, consulting costs and other costs incurred in connection with our sales and marketing and certain customer success efforts. Personnel-related costs primarily include salary, commissions, employee benefits, bonuses and stock-based compensation for our outbound sales personnel that focus on new customer acquisition and for our customer success personnel that focus on expanding adoption of our products at existing customers. Sales and marketing expense also includes marketing and advertising expenses, such as our annual customer conferences, Pantheon and Ignite, and travel and trade show expenses, amortization of acquired customer intangible assets and allocated overhead. As our annual customer conferences are significant sales and marketing events, so we therefore expect an increase in sales and marketing expense during the respective quarter in which they occur. We expect that sales and marketing expense will increase on an absolute dollar basis as we invest to grow our business. We plan to continue to expand sales and marketing efforts to attract new customers, retain existing customers and increase revenue from both new and existing customers by adding outbound sales personnel and expanding our customer success team activities.

Research and Development Expense

Research and development expense consists primarily of personnel-related and other costs incurred in connection with product management and development efforts. Personnel-related costs primarily include salary, employee benefits, bonuses and stock-based compensation. Research and development expense also includes fees to third-party product development resources, infrastructure and server costs, and allocated overhead costs. We expect that research and development expense will increase on an absolute dollar basis as we invest to build, enhance, maintain and scale our products.

General and Administrative Expense

General and administrative expense consists primarily of personnel-related costs for our executive, finance, legal, information systems, operations and human resource teams. Personnel-related costs primarily include salary, employee benefits, bonuses and stock-based compensation. General and administrative expense also includes professional fees, other outside consulting expenses, acquisition-related expenses and allocated overhead. We expect that general and administrative expense will increase on an absolute dollar basis, but over time decrease as a percentage of total revenue, as we focus on the efficiency of our processes and systems that will enable our internal support functions to scale with the growth of our business. In the short term, we anticipate increases to general and administrative expense to support our growth and as we incur the costs of compliance associated with being a public company, including increased accounting and legal expenses.

Other Expense, Net

Other expense, net consists primarily of interest expense related to our debt arrangements with financial institutions, interest income earned on our cash and cash equivalents, loss on extinguishment of debt, gains or losses on foreign currency transactions and miscellaneous other income.

Provision For Income Taxes

Our income tax provision consists primarily of U.S. federal, state and foreign income taxes. We maintain a full valuation allowance for our U.S. federal and state deferred tax assets, including net operating loss carryforwards, that are unable to be offset by our U.S. federal and state deferred tax liabilities, as we have concluded that it is not more likely than not that the U.S. deferred tax assets will be realized.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Revenue:
Platform	$191,190	$151,655	$539,412	$427,789
Professional services and other	8,085	8,429	23,185	24,788
Total revenue	199,275	160,084	562,597	452,577
Cost of revenue:
Platform	52,204	42,036	149,197	125,939
Professional services and other	17,126	15,280	50,649	50,220
Total cost of revenue	69,330	57,316	199,846	176,159
Gross profit	129,945	102,768	362,751	276,418
Operating expenses:
Sales and marketing	67,795	60,097	183,614	163,305
Research and development	65,935	49,094	186,997	149,114
General and administrative	40,263	29,723	122,226	98,772
Total operating expenses	173,993	138,914	492,837	411,191
Loss from operations	(44,048)	(36,146)	(130,086)	(134,773)
Other expense, net
Interest expense	(3,974)	(4,216)	(12,324)	(12,203)
Interest income	1,778	1,978	5,128	5,095
Other income (expense), net	185	(258)	395	1,091
Total other expense, net	(2,011)	(2,496)	(6,801)	(6,017)
Loss before income taxes	(46,059)	(38,642)	(136,887)	(140,790)
Provision for income taxes	401	1,030	1,264	2,943
Net loss	$(46,460)	$(39,672)	$(138,151)	$(143,733)

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue:
Platform	96%	95%	96%	95%
Professional services and other	4%	5%	4%	5%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Platform	26%	26%	27%	28%
Professional services and other	9%	10%	9%	11%
Total cost of revenue	35%	36%	36%	39%
Gross profit	65%	64%	64%	61%
Operating expenses:
Sales and marketing	34%	38%	33%	36%
Research and development	33%	31%	33%	33%
General and administrative	20%	19%	22%	22%
Total operating expenses	87%	87%	88%	91%
Loss from operations	(22)%	(23)%	(23)%	(30)%
Other expense, net
Interest expense	(2)%	(3)%	(2)%	(3)%
Interest income	1%	1%	1%	1%
Other income (expense), net	0%	(0)%	0%	0%
Total other expense, net	(1)%	(2)%	(1)%	(1)%
Loss before income taxes	(23)%	(24)%	(24)%	(31)%
Provision for income taxes	0%	1%	0%	1%
Net loss	(23)%	(25)%	(25)%	(32)%

Comparison of the Three Months Ended October 31, 2023 and 2024

Revenue

	Three Months Ended October 31,		Change
	2024	2023	$	Percent
	(dollars in thousands)
Revenue
Platform	$191,190	$151,655	$39,535	26%
Professional services and other	8,085	8,429	(344)	(4)%
Total revenue	$199,275	$160,084	$39,191	24%

Platform revenue increased by $39.5 million, or 26%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023. This increase was primarily driven by subscription revenue, which increased by $31.0 million, or 27%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023. In addition, revenue from our usage-based products increased by $8.6 million, or 23%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023. This increase was primarily driven by increases in both the volume and types of payment transactions processed using our FinTech offerings.

Professional services and other revenue decreased by $0.3 million, or 4%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023. This decrease was primarily driven by the disposal of certain marketing solutions in the fourth quarter of fiscal 2024 which contributed $1.5 million in revenue for the three months ended October 31, 2023. This decrease was partially offset by increased revenue resulting from a higher volume of services performed.

Cost of Revenue

	Three Months Ended October 31,		Change
	2024	2023	$	Percent
	(dollars in thousands)
Cost of revenue
Platform	$52,204	$42,036	$10,168	24%
Professional services and other	17,126	15,280	1,846	12%
Total cost of revenue	$69,330	$57,316	$12,014	21%
Gross profit	$129,945	$102,768

Platform gross margin	73%	72%
Professional services and other gross margin	(112)%	(81)%
Total gross margin	65%	64%

Platform cost of revenue increased by $10.2 million, or 24%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023. The increase was primarily due to a $4.0 million increase in personnel-related costs driven by an increase in headcount and a $3.6 million increase in costs to deliver our Core, Pro, and FinTech products driven by the increase in our subscription and usage-based revenue. We also recorded a $1.2 million impairment loss on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use and determined to sublease during the three months ended October 31, 2024. Amortization of capitalized internally developed software increased by $1.4 million. Platform gross margin increased to 73% for the three months ended October 31, 2024, compared to 72% for the three months ended October 31, 2023, primarily due to improved efficiencies in delivering our platform at scale.

Professional services and other cost of revenue increased by $1.8 million, or 12%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023. The increase was primarily due to an increase of $1.6 million in personnel-related costs driven by an increase in headcount. In addition, we recorded a $0.6 million impairment loss on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use and determined to sublease during the three months ended October 31, 2024. Professional services and other gross margin decreased to (112)% for the three months ended October 31, 2024, compared to (81)% for the three months ended October 31, 2023, due to the decrease in revenue.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended October 31,		Change
	2024	2023	$	Percent
	(dollars in thousands)
Sales and marketing expense	$67,795	$60,097	$7,698	13%
Sales and marketing expense as a percentage of revenue	34%	38%

Sales and marketing expense increased by $7.7 million, or 13%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023. The increase in sales and marketing expense was primarily driven by an increase of $5.6 million in personnel-related costs driven by an increase in headcount. Additionally, we recorded a $1.5 million impairment loss on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use and determined to sublease during the three months ended October 31, 2024 and marketing and advertising costs increased $0.6 million.

Research and Development Expense

	Three Months Ended October 31,		Change
	2024	2023	$	Percent
	(dollars in thousands)
Research and development expense	$65,935	$49,094	$16,841	34%
Research and development expense as a percentage of revenue	33%	31%

Research and development expense increased by $16.8 million, or 34%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023. The increase in research and development expense was primarily driven by an increase of $13.8 million in personnel-related costs, which includes $3.1 million increase in stock-based compensation expense driven by an increase in headcount. Additionally, we recorded a $1.5 million impairment loss on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use and determined to sublease during the three months ended October 31, 2024.

General and Administrative Expense

	Three Months Ended October 31,		Change
	2024	2023	$	Percent
	(dollars in thousands)
General and administrative expense	$40,263	$29,723	$10,540	35%
General and administrative expense as a percentage of revenue	20%	19%

General and administrative expense increased by $10.5 million, or 35%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023. The increase in general and administrative expense was primarily driven by a $7.0 million increase in personnel-related costs driven by an increase in headcount. Additionally, we recorded a $3.7 million impairment loss on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use and determined to sublease during the three months ended October 31, 2024.

Other Expense, Net

	Three Months Ended October 31,		Change
	2024	2023	$	Percent
	(dollars in thousands)
Other expense, net	$(2,011)	$(2,496)	$485	(19)%

Other expense, net decreased by $0.5 million, or 19%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023 primarily due to a $0.3 million positive impact of foreign currency and a $0.2 million decrease in interest expense.

Provision for Income Taxes

	Three Months Ended October 31,		Change
	2024	2023	$	Percent
	(dollars in thousands)
Provision for income taxes	$401	$1,030	$(629)	(61)%

Our provision for income taxes decreased by $0.6 million, or 61%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The change was primarily driven by a merger of a previously acquired subsidiary during the three months ended October 31, 2024 resulting in the release of valuation allowance as the deferred tax liabilities of the acquired subsidiary are an available source of income to realize our deferred tax assets.

Comparison of the Nine Months Ended October 31, 2023 and 2024

Revenue

	Nine Months Ended October 31,		Change
	2024	2023	$	Percent
	(dollars in thousands)
Revenue
Platform	$539,412	$427,789	$111,623	26%
Professional services and other	23,185	24,788	(1,603)	(6)%
Total revenue	$562,597	$452,577	$110,020	24%

Platform revenue increased by $111.6 million, or 26%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023. This increase was primarily driven by subscription revenue which increased by $86.9 million, or 27%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023. In addition, revenue from our usage-based products increased by $24.7 million, or 23%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023. This increase was primarily driven by increases in both the volume and types of payment transactions processed using our FinTech offerings.

Professional services and other revenue decreased by $1.6 million, or 6%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023. This decrease was primarily driven by the disposal of certain marketing solutions in the fourth quarter of fiscal 2024 which contributed $4.4 million in revenue for the nine months ended October 31, 2023. The decrease was partially offset by increased revenue resulting from a higher volume of services performed.

Cost of Revenue

	Nine Months Ended October 31,		Change
	2024	2023	$	Percent
	(dollars in thousands)
Cost of revenue
Platform	$149,197	$125,939	$23,258	18%
Professional services and other	50,649	50,220	429	1%
Total cost of revenue	$199,846	$176,159	$23,687	13%
Gross profit	$362,751	$276,418

Platform gross margin	72%	71%
Professional services and other gross margin	(118)%	(103)%
Total gross margin	64%	61%

Platform cost of revenue increased by $23.3 million, or 18%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023. The increase was primarily due to a $10.0 million increase in the costs to deliver our Core, Pro and FinTech products, driven by the increase in our subscription and usage-based revenue. In addition, personnel-related costs increased by $5.7 million for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023, primarily due to an increase in headcount. We also recorded a $5.4 million impairment loss on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use and determined to sublease during the nine months ended October 31, 2024. Amortization of capitalized internally developed software also increased $3.0 million for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023. Platform gross margin increased to 72% for the nine months ended October 31, 2024, compared to 71% for the nine months ended October 31, 2023, primarily due to improved efficiencies in delivering our platform at scale.

Professional services and other cost of revenue increased by $0.4 million, or 1%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023. The increase was primarily due to a $2.6 million impairment loss on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use and determined to sublease during the nine months ended October 31, 2024. In addition, personnel-related costs increased $0.8 million primarily due to an increase in headcount. These increases were partially offset by a decrease of $0.8 million in third-party consulting costs and a decrease of $1.8 million in restructuring costs in the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023. Professional services and other gross margin decreased to (118)% for the nine months ended October 31, 2024, compared to (103)% for the nine months ended October 31, 2023, due to the decrease in revenue.

Operating Expenses

Sales and Marketing Expense

	Nine Months Ended October 31,		Change
	2024	2023	$	Percent
	(dollars in thousands)
Sales and marketing expense	$183,614	$163,305	$20,309	12%
Sales and marketing expense as a percentage of revenue	33%	36%

Sales and marketing expense increased by $20.3 million, or 12%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023. The increase in sales and marketing expense was primarily driven by a net increase of $12.1 million in personnel-related costs due to an increase in headcount, which was partially offset by a decrease of $2.5 million in stock-based compensation expense primarily due to incremental stock-based compensation expense recorded in the first half of fiscal 2024 resulting from the fiscal 2024 tender offer. We also recorded a $6.9 million impairment loss on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use and determined to sublease during the nine months ended October 31, 2024. Additionally, marketing and advertising costs increased by $2.6 million. These increases were partially offset by a decrease in restructuring expenses of $1.4 million.

Research and Development Expense

	Nine Months Ended October 31,		Change
	2024	2023	$	Percent
	(dollars in thousands)
Research and development expense	$186,997	$149,114	$37,883	25%
Research and development expense as a percentage of revenue	33%	33%

Research and development expense increased by $37.9 million, or 25%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023. The increase in research and development expense was primarily driven by an increase of $27.1 million in personnel-related costs, which includes $3.0 million increase in stock-based compensation expense, driven by an increase in headcount. We also recorded a $6.7 million impairment loss on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use and determined to sublease during the nine months ended October 31, 2024. Additionally, software subscription costs increased by $3.0 million.

General and Administrative Expense

	Nine Months Ended October 31,		Change
	2024	2023	$	Percent
	(dollars in thousands)
General and administrative expense	$122,226	$98,772	$23,454	24%
General and administrative expense as a percentage of revenue	22%	22%

General and administrative expense increased by $23.5 million, or 24%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023. The increase in general and administrative expense was primarily driven by a $17.0 million impairment loss on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use and determined to sublease during the nine months ended October 31, 2024. Personnel-related costs also increased by $3.1 million due to an increase in headcount, which was partially offset by a decrease of $3.1 million in stock-based compensation expense primarily due to incremental stock-based compensation expense recorded in the first half of fiscal 2024 resulting from the fiscal 2024 tender offer. The increase in personnel-related costs was driven by an increase in headcount. In addition, we incurred acquisition-related costs of $1.6 million related to the acquisition of Convex during the nine months ended October 31, 2024.

Other Expense, Net

	Nine Months Ended October 31,		Change
	2024	2023	$	Percent
	(dollars in thousands)
Other expense, net	$(6,801)	$(6,017)	$(784)	13%

Other expense, net increased by $0.8 million, or 13%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023, primarily due to a $1.0 million government grant received during the nine months ended October 31, 2023 related to our operations in Armenia.

Provision for Income Taxes

	Nine Months Ended October 31,		Change
	2024	2023	$	Percent
	(dollars in thousands)
Provision for income taxes	$1,264	$2,943	$(1,679)	(57)%

Our provision for income taxes decreased by $1.7 million, or 57%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023. The change was primarily driven by income earned by our foreign subsidiaries and a merger of a previously acquired subsidiary during the nine months ended October 31, 2024 resulting in the release of valuation allowance as the deferred tax liabilities of the acquired subsidiary are an available source of income to realize our deferred tax assets.

Non-GAAP Financial Measures

In addition to our results prepared in accordance with GAAP, we believe non-GAAP gross profit and non-GAAP gross margin in total and for platform and professional services and other, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP income (loss) from operations, non-GAAP net loss, and non-GAAP operating margin are useful in evaluating our operating performance.

For the reasons set forth below, we believe that excluding the following items provides information that is helpful in understanding our results of operations, evaluating our future prospects, comparing our financial results across accounting periods, and comparing our financial results to our peers, many of which provide similar non-GAAP financial measures.

•
Stock-based compensation expense and related employer payroll taxes. We exclude stock-based compensation expense and related employer payroll taxes to allow investors to make more meaningful comparisons of our performance between periods and to facilitate a comparison of our performance to those of other peer companies. Stock-based compensation expense may vary between periods due to various factors unrelated to our core performance, including as a result of the assumptions used in the valuation methodologies, timing and amount of grants and other factors. We exclude employer payroll taxes because the amounts vary based on timing and settlement or vesting of awards unrelated to our core operating performance. Moreover, stock-based compensation expense is a non-cash expense that we exclude from our internal management reporting processes and when assessing our actual performance, budgeting, planning, and forecasting future periods.
•
Amortization of acquired intangible assets. We incur amortization expense for acquired intangible assets in connection with acquisitions of certain businesses and technologies. Amortization of acquired intangible assets is a non-cash expense that is significantly affected by the timing and size of acquisitions, and the inherent subjective nature of purchase price allocations. Because these costs have already been incurred, we exclude the amortization expense from our internal management reporting processes. We exclude these charges when assessing our actual performance and when budgeting, planning, and forecasting future periods. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well.
•
Restructuring charges. To better align our strategic priorities with our investments, we implemented workforce reductions in fiscal 2024 and fiscal 2025. In connection with these reductions, we incurred employee-related expenses including severance and other termination benefits. We excluded these charges when assessing our actual performance and when budgeting, planning and forecasting future periods.
•
Loss on operating lease assets. In fiscal 2024 and fiscal 2025, we incurred a impairments on certain right-of-use assets and other long-lived assets. See Note 2 of our audited consolidated financial statements included in our Prospectus and Note 5 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report. We believe that it is useful to exclude these charges when assessing the level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods. In addition, we believe excluding such costs enhances the comparability between periods.
•
Acquisition-related items. We have incurred costs related to acquisitions, including legal, third-party valuation and due diligence, insurance costs, and one-time retention bonuses for employees of acquired companies. In addition, we periodically record the change to the fair value of contingent consideration related to past acquisitions. We exclude these items when assessing our actual performance and when budgeting, planning and forecasting future periods. We believe excluding these items allows investors to make meaningful comparisons between our core results of operations and those of other peer companies.

These measures, however, have certain limitations in that they reflect the exercise of judgment by our management about which expenses are excluded or included and do not include the impact of certain expenses that are reflected in our consolidated statement of operations that are necessary to run our business. These non-GAAP financial measures should be considered in addition to, not as a substitute for or in isolation from, our financial results determined in accordance with GAAP. We caution investors that amounts presented in accordance with our definition of non-GAAP gross profit, non-GAAP gross margin, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP income (loss) from operations and non-GAAP operating margin may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate these non-GAAP financial measures in the same manner.

Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, restructuring charges, and loss on operating lease assets. Total non-GAAP gross margin represents total non-GAAP gross profit as a percentage of total revenue. Non-GAAP platform gross margin represents non-GAAP platform gross profit as a percentage of platform revenue and non-GAAP professional services and other gross margin represents non-GAAP professional services and other gross profit as a percentage of professional services and other revenue.

The following table reflects the reconciliation of GAAP gross profit to non-GAAP gross profit and GAAP gross margin to non-GAAP gross margin for the periods presented:

	Platform		Professional Services and Other		Total
	Three Months Ended October 31,		Three Months Ended October 31,		Three Months Ended October 31,
	2024	2023	2024	2023	2024	2023
	(in thousands)
GAAP gross profit	$138,986	$109,619	$(9,041)	$(6,851)	$129,945	$102,768
Stock-based compensation expense and related employer payroll taxes	1,634	1,399	1,159	1,102	2,793	2,501
Amortization of acquired intangible assets	5,533	5,502	334	484	5,867	5,986
Restructuring charges	—	—	—	—	—	—
Loss on operating lease assets	1,189	—	563	—	1,752	—
Non-GAAP gross profit	$147,342	$116,520	$(6,985)	$(5,265)	$140,357	$111,255

	Platform		Professional Services and Other		Total
	Three Months Ended October 31,		Three Months Ended October 31,		Three Months Ended October 31,
	2024	2023	2024	2023	2024	2023
GAAP gross margin	73%	72%	(112)%	(81)%	65%	64%
Stock-based compensation expense and related employer payroll taxes	1%	1%	14%	13%	1%	2%
Amortization of acquired intangible assets	3%	4%	4%	6%	3%	4%
Restructuring charges	0%	0%	0%	0%	0%	0%
Loss on operating lease assets	1%	0%	7%	0%	1%	0%
Non-GAAP gross margin	77%	77%	(86)%	(62)%	70%	69%

	Platform		Professional Services and Other		Total
	Nine Months Ended October 31,		Nine Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023	2024	2023
	(in thousands)
GAAP gross profit	$390,215	$301,850	$(27,464)	$(25,432)	$362,751	$276,418
Stock-based compensation expense and related employer payroll taxes	4,161	4,361	3,165	3,436	7,326	7,797
Amortization of acquired intangible assets	16,369	16,506	1,452	1,452	17,821	17,958
Restructuring charges	386	1,160	129	1,969	515	3,129
Loss on operating lease assets	5,390	—	2,556	—	7,946	—
Non-GAAP gross profit	$416,521	$323,877	$(20,162)	$(18,575)	$396,359	$305,302

	Platform		Professional Services and Other		Total
	Nine Months Ended October 31,		Nine Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023	2024	2023
GAAP gross margin	72%	71%	(118)%	(103)%	64%	61%
Stock-based compensation expense and related employer payroll taxes	1%	1%	14%	14%	1%	2%
Amortization of acquired intangible assets	3%	4%	6%	6%	3%	4%
Restructuring charges	0%	0%	1%	8%	0%	1%
Loss on operating lease assets	1%	0%	11%	0%	1%	0%
Non-GAAP gross margin	77%	76%	(87)%	(75)%	70%	67%

* Totals may not foot due to rounding.

Non-GAAP Sales and Marketing Expense

We define non-GAAP sales and marketing expense as GAAP sales and marketing expense excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, restructuring charges and loss on operating lease assets.

The following table reflects the reconciliation of GAAP sales and marketing expense to non-GAAP sales and marketing expense for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
GAAP sales and marketing expense	$67,795	$60,097	$183,614	$163,305
Stock-based compensation expense and related employer payroll taxes	(4,132)	(4,419)	(11,776)	(14,305)
Amortization of acquired intangible assets	(5,606)	(5,547)	(16,662)	(17,033)
Restructuring charges	—	—	(292)	(1,647)
Loss on operating lease assets	(1,467)	—	(6,900)	—
Non-GAAP sales and marketing expense	$56,590	$50,131	$147,984	$130,320

Non-GAAP Research and Development Expense

We define non-GAAP research and development expense as GAAP research and development expense excluding stock-based compensation expense and related employer payroll taxes, acquisition-related items, restructuring charges and loss on operating lease assets.

The following table reflects the reconciliation of GAAP research and development expense to non-GAAP research and development expense for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
GAAP research and development expense	$65,935	$49,094	$186,997	$149,114
Stock-based compensation expense and related employer payroll taxes	(10,451)	(7,621)	(28,060)	(25,023)
Acquisition-related items	—	—	(250)	—
Restructuring charges	—	—	(991)	(1,418)
Loss on operating lease assets	(1,468)	—	(6,711)	—
Non-GAAP research and development expense	$54,016	$41,473	$150,985	$122,673

Non-GAAP General and Administrative Expense

We define non-GAAP general and administrative expense as GAAP general and administrative expense excluding stock-based compensation expense and related employer payroll taxes, acquisition-related items, restructuring charges, and loss on operating lease assets.

The following table reflects the reconciliation of GAAP general and administrative expense to non-GAAP general and administrative expense for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
GAAP general and administrative expense	$40,263	$29,723	$122,226	$98,772
Stock-based compensation expense and related employer payroll taxes	(8,408)	(5,789)	(23,600)	(26,713)
Acquisition-related items	(6)	10	(1,933)	893
Restructuring charges	—	—	(698)	(1,449)
Loss on operating lease assets	(3,660)	—	(16,958)	—
Non-GAAP general and administrative expense	$28,189	$23,944	$79,037	$71,503

Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin

We define non-GAAP income (loss) from operations and non-GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, restructuring charges, acquisition-related items, and loss on operating lease assets. Non-GAAP operating margin represents non-GAAP income (loss) from operations as a percentage of total revenue.

The following table reflects the reconciliation of GAAP loss from operations to non-GAAP income (loss) from operations and GAAP operating margin to non-GAAP operating margin for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
GAAP loss from operations	$(44,048)	$(36,146)	$(130,086)	$(134,773)
Stock-based compensation expense and related employer payroll taxes	25,784	20,330	70,762	73,838
Amortization of acquired intangible assets	11,473	11,533	34,483	34,991
Restructuring charges	—	—	2,496	7,643
Acquisition-related items	6	(10)	2,183	(893)
Loss on operating lease assets	8,347	—	38,515	—
Non-GAAP income (loss) from operations	$1,562	$(4,293)	$18,353	$(19,194)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
GAAP operating margin	(22)%	(23)%	(23)%	(30)%
Stock-based compensation expense and related employer payroll taxes	13%	13%	13%	16%
Amortization of acquired intangible assets	6%	7%	6%	8%
Restructuring charges	0%	0%	0%	2%
Acquisition-related items	0%	(0)%	0%	(0)%
Loss on operating lease assets	4%	0%	7%	0%
Non-GAAP operating margin	1%	(3)%	3%	(4)%

* Totals may not foot due to rounding.

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as GAAP net loss, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, restructuring charges, acquisition-related items, and loss on operating lease assets, adjusted for the income tax effects on the difference between GAAP and non-GAAP expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
GAAP net loss	$(46,460)	$(39,672)	$(138,151)	$(143,733)
Stock-based compensation expense and related employer payroll taxes	25,784	20,330	70,762	73,838
Amortization of acquired intangible assets	11,473	11,533	34,483	34,991
Restructuring charges	—	—	2,496	7,643
Acquisition-related items	6	(10)	2,183	(893)
Loss on operating lease assets	8,347	—	38,515	—
Income tax effects related to the above adjustments (1)	(298)	632	(1,207)	1,508
Non-GAAP net income (loss)	$(1,148)	$(7,187)	$9,081	$(26,646)

(1) This amount represents adjustments for the current and deferred income tax effects on non-GAAP net income (loss) for the impact of the non-GAAP adjustments above.

Free Cash Flow

We define free cash flow, a non-GAAP measure, as net cash provided by (used in) operating activities less cash used for investing activities for capitalized internal use software and less cash paid for purchases of, and deposits for, property and equipment. We believe that free cash flow is a meaningful indicator of our sources of liquidity and capital requirements that provides information to management and investors in evaluating the cash flow trends of our business. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. Free cash flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Other companies may calculate free cash flow or similarly titled non-GAAP measures differently, which could reduce the usefulness of free cash flow as a tool for comparison. In addition, free cash flow does not reflect mandatory debt service and other non-discretionary expenditures that are required to be made under contractual commitments and does not represent the total increase or decrease in our cash balance for any given period.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$15,534	$418	$21,626	$(45,564)
Capitalized internal-use software	(3,961)	(3,784)	(14,161)	(12,831)
Purchase of property and equipment	(1,002)	(2,786)	(2,803)	(23,401)
Deposits for property and equipment	-	(54)	-	(344)
Non-GAAP free cash flow	$10,571	$(6,206)	$4,662	$(82,140)

Liquidity and Capital Resources

Since our inception, we have financed our operations, capital expenditures and acquisitions primarily through issuance of redeemable convertible preferred stock, non-convertible preferred stock, and debt as well as through payments received from our customers. As of October 31, 2024, we had cash and cash equivalents of $133.8 million and $70.0 million available under the Credit Agreement, as defined below. Cash and cash equivalents consisted of checking accounts and money market funds with maturities less than 90 days from the date of purchase.

We believe that our existing cash and cash equivalents, cash available under our Credit Agreement, and cash receipts from our revenue arrangements will be sufficient to support working capital, operating lease payments and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.” Further, in the future we may enter into arrangements to acquire or invest in businesses, products, services and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms if at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition could be adversely affected.

Credit Agreement

In January 2023, we entered into a secured credit agreement with Wells Fargo Bank N.A., as administrative agent and collateral agent, and certain lenders. In September 2024, we entered into an amendment to the secured credit agreement, effective October 1, 2024 (as amended, the “Credit Agreement”) that converted our existing term loan balance of $177.3 million and $70.0 million revolver facility to a term loan of $107.3 million (as amended, the “Term Loan”) and a revolver facility of $140.0 million (as amended, the “Revolver Facility”). The initial outstanding balance under the Revolver Facility was $70.0 million. The Credit Agreement contains the standard and customary covenants for agreements of this type, including various reporting, affirmative and negative covenants. Among other things, these covenants set forth minimum revenue thresholds, require the maintenance of minimum liquidity and establish certain limits to our and our subsidiaries’ ability to create or incur liens on assets, make acquisitions of or investments in businesses, engage in any material line of business substantially different from our current lines of business, incur additional indebtedness or contingent obligations, sell or dispose of assets, pay dividends and make loans or advances to employees.

The Term Loan and Revolver Facility will mature in January 2028 and bear interest at a floating rate at our option of either (i) a term Secured Overnight Financing Rate (“SOFR”), based rate for a specified interest period plus an applicable margin, which is initially 2.5% per annum and ranges from 2.25% to 3.00% per annum based on a ratio of outstanding debt to annual recurring revenue, or (ii) a base rate plus an applicable margin, which is initially 1.5% per annum and ranges from 1.25% to 2.0% per annum based on the ratio of total outstanding debt to annual recurring revenue. On the first day of each calendar quarter, we have been required to repay an aggregate principal amount equal to 0.25% of the aggregate original principal amount of the Term Loan, which repayment amount became fixed at approximately $0.3 million beginning January 1, 2025. The Revolver Facility will incur a 0.25% annual fee for undrawn amounts

As of October 31, 2024, the outstanding principal balance of the Term Loan was $107.3 million, and there was $70.0 million drawn under the Revolver Facility. For additional information regarding the Credit Agreement, refer to Note 8, “Debt Arrangements,” within our condensed consolidated financial statements.

Non-Convertible Preferred Stock

In October 2022, we issued 250,000 shares of non-convertible preferred stock and warrants to purchase 1,262,516 shares of common stock for $0.01 per share. The total net proceeds received after issuance costs for this financing was $249.2 million. The warrants were fully exercised in October 2022. We used the net proceeds from the foregoing to repay a portion of the indebtedness incurred under term loans that were entered into in February 2022 in connection with our acquisition of FieldRoutes.

The holders of the non-convertible preferred stock were entitled to cumulative dividends at 10% per annum for the first five years and 15% per annum between the fifth and sixth anniversary, with dividends prior to the sixth anniversary to be paid-in-kind. After the sixth anniversary, the holders were entitled to cash dividends, payable quarterly, at an annual rate of 20% of the non-convertible preferred stock liquidation preference.

Subsequent to October 31, 2024, we used a portion of the proceeds from the IPO to redeem all of the outstanding non-convertible preferred stock for an aggregate redemption amount of $310.6 million.

Cash Flows

The following table summarizes our cashflows for the periods indicated:

	Nine Months Ended October 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$21,626	$(45,564)
Net cash used in investing activities	(18,148)	(35,047)
Net cash provided by (used in) financing activities	(17,255)	28,133
Net decrease in cash, cash equivalents, and restricted cash	$(13,777)	$(52,478)

Operating Activities

Net cash provided by operating activities was $21.6 million for the nine months ended October 31, 2024. This primarily related to our non-cash charges of $184.9 million, adjusted for our net loss of $138.2 million and net cash outflows of $25.2 million from changes in our operating assets and liabilities. The primary drivers of the changes in our operating assets and liabilities related to an increase in deferred contract costs and contract assets of $15.1 million, an increase in accounts receivable of $13.6 million, a decrease of lease liabilities of $7.8 million, and a decrease in accounts payable and other accrued expenses of $4.4 million. These were partially offset by an increase in accrued personnel related expenses of $9.1 million, a decrease in prepaid expenses and other current assets of $3.3 million, an increase in deferred revenue of $2.6 million, and an increase in other liabilities of $1.4 million.

Net cash used in operating activities was $45.6 million for the nine months ended October 31, 2023. This primarily related to our net loss of $143.7 million, adjusted for non-cash charges of $145.9 million and net cash outflows of $47.7 million for changes in our operating assets and liabilities. The primary drivers of the changes in our operating assets and liabilities related to an increase in deferred contract costs and contract assets of $18.3 million, a decrease in accrued personnel related expenses of $13.4 million, an increase in accounts receivable of $6.3 million, a decrease of lease liabilities of $6.1 million, a decrease in accounts payable and other accrued expenses of $3.5 million, and a decrease in other liabilities of $1.6 million. These were partially offset by a decrease in prepaid expenses and other current assets of $1.2 million.

Investing Activities

Net cash used in investing activities was $18.1 million for the nine months ended October 31, 2024. This consisted of cash outflows of $14.2 million for the investments in capitalized internal-use software, $2.8 million for the purchase of property and equipment, and $1.2 million of cash paid, net of cash acquired for the acquisition of Convex.

Net cash used in investing activities was $35.0 million for the nine months ended October 31, 2023. This consisted of cash outflows of $23.4 million for the purchase of property and equipment and $12.8 million for the investments in capitalized internal-use software. These were partially offset by the receipt of an employee loan repayment of $1.5 million.

Financing Activities

Net cash used in financing activities was $17.3 million for the nine months ended October 31, 2024. This consisted primarily of the repurchase of shares for the tax withholdings upon settlement of restricted stock units (“RSUs”) of $19.0 million, the repayment of debt of $1.4 million, and payments related to IPO costs of $0.9 million. These were partially offset by proceeds from the exercise of stock options of $4.3 million.

Net cash provided by financing activities was $28.1 million for the nine months ended October 31, 2023. This consisted primarily of $33.6 million in net proceeds from the issuance of Series H-1 redeemable convertible preferred stock and $8.0 million from proceeds from the exercise of stock options. These were offset by the repurchase of shares for the tax withholdings upon settlement of RSUs of $12.0 million, the repayment of debt of $0.9 million and the payment of contingent consideration of $0.6 million.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.

Recently Adopted Accounting Pronouncements

Refer to Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for recently adopted accounting pronouncements and new accounting pronouncements not yet adopted as of the date of this report.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and the related notes thereto, which have been prepared in accordance with GAAP. In preparing the condensed financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates. There have been no material changes to our critical accounting policies and estimates as described in our Prospectus.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Interest Rate Risk

As of October 31, 2024, we had cash and cash equivalents of $133.8 million. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

Our exposures to market risk for changes in interest rates relate primarily to the Credit Agreement (described above), which bears floating interest rates and a rising interest rate environment will increase the amount of interest paid on these loans. Each 100 basis point increase in these initial rates would increase annual interest expense by approximately $1.8 million assuming the loans remain outstanding for the annual period.

Foreign Currency Risk

The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in Canadian dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, Armenia and Canada. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited condensed consolidated financial statements in the nine months ended October 31, 2024. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy, which includes labor costs. Nonetheless, if our costs, in particular personnel-related costs, continue to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4. CONTORLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

This information is set forth under Note 9. Commitments and Contingencies – Legal Matters to the condensed consolidated financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have experienced rapid growth in recent periods, and such growth may not be indicative of our future growth. If we fail to properly manage future growth, our business, financial condition, results of operations and prospects could be materially adversely affected.

We have experienced rapid growth in recent periods; however, our recent revenue growth rate and financial performance should not be considered indicative of our future performance. Our revenue was $467.7 million and $614.3 million for fiscal 2023 and fiscal 2024, respectively, representing a year-over-year increase of 31% in aggregate. Our revenue was $452.6 million and $562.6 million for the nine months ended October 31, 2023 and 2024, respectively, representing a year-over-year increase of 24%. Our overall revenue growth depends on a number of factors, including our ability to:

•
attract new customers or retain existing customers;
•
sell our suite of value-added products, including our Pro product offerings, to our existing customers or earn referral fees from our payment processing and consumer financing partners as part of our FinTech offerings;
•
continue to improve the functionality of and develop new products for our platform for the trades we serve;
•
enhance our platform and develop new products and serve trades businesses in trades we do not yet serve;
•
provide our customers, their technicians, employees and other staff with the onboarding experience and ongoing level of support that they require;
•
invest financial and operational resources to support future growth in our contractor, partner and other third-party relationships;
•
expand our operations domestically and internationally;
•
partner with third-party financial services and technology providers that are reliable and meet the needs of the trades we serve or intend to serve;
•
retain and motivate existing personnel, and attract, integrate and retain new personnel;
•
successfully identify, acquire and integrate businesses, products or technologies that we believe could complement or expand our platform;
•
effectively plan for and model future growth; and
•
compete with other providers of software for the trades.

You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods.

We expect our revenue growth rate to continue to fluctuate over the short term, and even if our revenue continues to increase, our revenue growth rate may decline in future periods as the size of our business grows and we achieve higher market adoption rates. Our opportunity for future growth also depends on other factors generally outside of our control, including changes in our customers’ budgetary constraints, end-customer use of the trades we serve, regulatory and macroeconomic conditions, business practices within the trades, increased competition and consolidation of businesses within the trades. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue. Further, our revenue growth rate may experience increased volatility due to global societal and economic disruption. If we do not effectively address these risks and maintain revenue growth, the value of our capital stock could be adversely affected.

We have a history of losses and may not be able to achieve or sustain profitability in the future.

We have incurred net losses in each year since our inception, and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $269.5 million and $195.1 million in fiscal 2023 and fiscal 2024, respectively. During the nine months ended October 31, 2023 and 2024, we incurred net losses of $143.7 million and $138.2 million, respectively, and we had an accumulated deficit of $1.00 billion as of October 31, 2024. Generally, we expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. In addition, we have expended, and expect to continue to expend, substantial financial and other resources on product development; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures; our sales, marketing and customer success organizations; our onboarding and support organizations; acquisitions or strategic investments; expansion efforts, including geographic, market and new industry expansion; and general administration, including legal and accounting expenses as well as the increased operating expenses due to being a public company. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could negatively impact our gross margins and prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

If we fail to manage our growth effectively, our brand and reputation, business, financial condition and results of operations could be adversely affected.

We have experienced strong growth in our employee headcount, our reach across trades, the number of customers we serve and the number of transactions we process on our platform, and we expect to continue to experience growth in the future. For example, our employee headcount increased from 840 as of January 31, 2020 to 3,052 as of October 31, 2024, and we added employees both at our headquarters in Glendale, California and in a number of locations across the United States and internationally. Further, our revenue increased from $179.2 million for fiscal 2021 to $614.3 million for fiscal 2024. In addition, we have and may continue to pursue acquisitions to expand our business and operations. This rapid growth and organizational change have placed, and may continue to place, significant demands on our management and our operational and financial resources and could challenge our ability to develop and improve our operational, financial and management controls; enhance our reporting systems and procedures; recruit, train and retain highly skilled personnel; and maintain customer satisfaction.

Our ability to manage our growth effectively and to integrate new employees, technologies, geographies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our culture.

As we serve a growing number of customers and facilitate a growing number of transactions on our platform, we must continue to improve and expand our IT and financial infrastructure, operating and administrative systems and relationships with various partners and other third parties. We have established research and development hubs and we rely on engineering contractors in international markets, and we may open additional offices in the future both in the United States and abroad. Because we employ personnel internationally, we are subject to additional risks customarily associated with foreign operations, such as labor and employment related risks, export compliance risks, risks related to political or regional instability and national security risks. For example, we previously engaged engineering contractors in Russia, Poland and other Eastern European countries. On February 24, 2022, Russia invaded Ukraine, and soon thereafter, in response to U.S. sanctions, we restricted access to our software for Russian engineers and arranged to move certain contractors out of Russia for the purpose of continuing to perform engineering services for us. These actions led to some limited disruptions in our development activities, and further disruptions may take place in nearby countries where we have operations, like Armenia, Macedonia and Poland, if the instability were to spread or the United States were to impose additional sanctions or embargoes. These disruptions, and the outbreak of war in the area generally, have adversely affected, and could continue to adversely affect our business, financial condition and results of operations.

In addition, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and our calculated allocation of valuable management resources to grow and change in these areas without undermining the corporate culture of rapid innovation, teamwork and attention to customer success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and our ability to retain and attract customers, which could adversely affect our business, financial condition and results of operations.

Our results of operations are likely to fluctuate from period to period, which could cause the market price of our Class A common stock to decline.

Our results of operations may vary significantly from period to period, which could adversely affect our business, financial condition and results of operations and cause the market price of our Class A common stock to decline. As a result, you should not rely upon our historical results of operations as indicators of future performance. We expect that our results of operations will vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•
our ability to increase the number of new customers and expand our existing customers’ use of our platform and services;
•
our ability to retain existing customers;
•
the growth of our existing and future customers and the expansion of their businesses;
•
the amount and timing of operating expenses related to maintaining and expanding our business, operations and infrastructure, including acquiring new and maintaining existing customers;
•
the timing and success of new products or platform features introduced by us or our competitors;
•
our ability to keep pace with technological advances and changes in practices and processes across the trades;
•
the budgeting cycles and purchasing practices of trades businesses;
•
general economic conditions, both domestically and in foreign markets;
•
changes in spending on home and commercial services, including as a result of economic trends, natural or man-made catastrophes and COVID-19 and pandemics generally;
•
the number of transactions processed on our platform;
•
changes in trades businesses or partner requirements or market needs;
•
changes in the way we organize and compensate our employees;
•
whether the industry for software for the trades develops more slowly than we expect;
•
our ability to successfully expand our business geographically and across the trades;
•
the timing and length of our sales cycles;
•
our ability to attract, develop, motivate and retain management and other skilled personnel;
•
the amount and timing of operating costs and capital expenditures related to the expansion of our business;
•
changes in the competitive landscape of our market, including consolidation among competitors or trades businesses;
•
changes in our pricing policies or those of our competitors;
•
insolvency or credit difficulties affecting our customers’ ability to purchase or pay for our platform;
•
significant cybersecurity breaches or other incidents impacting, technical difficulties with, or interruptions to, the use of our platform;
•
unusual expenses such as litigation or other dispute-related settlement payments or outcomes;
•
future accounting pronouncements or changes in our accounting policies or practices; and
•
changes in governmental or other regulations, including state and federal laws that affect our business and operations.

The variability and unpredictability of our results of operations could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other results of operations for a particular period. If we fail to meet or exceed such expectations, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

If we fail to effectively develop and commercialize new products, enhance and improve our platform, expand the number of trades we support, respond to changes in trades business demands or preferences or adapt to changes in trade industry practices, processes and technological advances, we may not remain competitive.

Our ability to grow our customer base and increase revenue from customers will depend heavily on our ability to develop new products and enhance and improve our platform in order to meet the increasing needs of trades businesses across the trades we serve and intend to serve, respond to changes in customer demands and preferences, adapt to changes in trade industry practices, processes and technology and interoperate across an increasing range of devices, operating systems and third-party applications. Our customers may demand products and capabilities that our current platform does not have, or that our current platform cannot support, and we may need to invest significantly in research and development to build these products and capabilities. In addition, the trades businesses we serve experience their own rapid technological changes and evolving industry practices.

Any new product or platform enhancements we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products and services than ours at lower prices. Competitors may also develop and introduce new products or entirely new technologies to replace our existing platform, which could make our platform obsolete or adversely affect our business. New products or platform enhancements may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers. Additionally, we may experience difficulties with software development, design or marketing that could delay or prevent our development, introduction or implementation of new products, features or capabilities. We have in the past experienced delays in our internally planned release dates of new products, features and capabilities, and there can be no assurance that new products, features or capabilities will be released according to schedule. If our research and development investments do not accurately anticipate customer demand, if we fail to realize the benefits of these investments by not achieving market acceptance, or our new products or platform enhancements suffer from performance or quality issues or are delayed, our business, financial condition and results of operations could be adversely affected.

We have incorporated and may continue to incorporate traditional artificial intelligence (“AI”), machine learning and generative AI (“GenAI”) solutions into our platform, offerings, services, and features, including those based on large language models ("LLMs"), and these applications may become more important to our operations or to our future growth over time. We expect to rely on AI solutions to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI or at all. We may also fail to properly implement or market our AI solutions. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

Our operations can be seasonal, and the results of our operations can vary from quarter to quarter and year-over-year, so our financial performance in certain financial quarters or years may not be indicative of, or comparable to, our financial performance in subsequent financial quarters or years.

Our financial results and cash needs may vary greatly from quarter to quarter and year to year depending on, among other things, the business performance of our customers, the seasonality inherent in some of our customers’ businesses (e.g., air conditioning demand peaking in summer months), extreme weather patterns (e.g., cold spikes causing increased demand for furnace and other home repairs), general economic conditions and the timing of holidays and other seasonal events.

Because our results may vary significantly from quarter to quarter and year to year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. As we serve larger customers and as we enter different trade verticals, the sales cycle may increase the variation of our results from quarter to quarter and year to year.

Factors that adversely affect the trades industry, including industry consolidation, the increased prevalence of marketplaces for contractors, supply chain issues and labor shortages, could also adversely affect the demand for our platform and, as a result, our business, financial condition and results of operations.

We derive substantially all of our revenue from sales to trades businesses and transactions processed by such businesses. As a result, macroeconomic factors that negatively impact the trades industry, including industry consolidation, increased consumer reliance on online marketplaces connecting consumers to contractors, supply chain challenges, labor shortages and a lack of demand by consumers for the services provided by the trades, could also adversely affect our business, financial condition and results of operations.

Consolidation of trades businesses into larger industry participants within the trades has accelerated in recent years, and this trend could continue. We have in the past suffered, and may continue to suffer, reductions in subscriptions or non-renewal of customer subscriptions due to industry consolidation. We may not be able to expand sales of our subscriptions, Pro and FinTech products to existing or new customers enough to counteract any negative impact of industry consolidation on our business. New companies that result from such consolidation may decide to develop their own internal solutions or work with alternative providers. As these companies consolidate, competition to provide solutions and services will become more intense and establishing relationships with large industry participants will become more important. Additionally, these industry participants may also try to use their market power to negotiate price reductions for our subscriptions. If consolidation of our larger customers occurs, these consolidated companies may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on revenue from such consolidated companies to continue to achieve growth.

Trades businesses are also experiencing supply chain challenges, including shortages of equipment, manufactured goods and supplies, which negatively affect their ability to accept and perform certain jobs. Additionally, sharply rising prices of gasoline and other fleet management costs may affect the profitability of routes for technicians in the field, especially those involving large amounts of driving. When such supply chain shortages and issues arise, our customers may reduce their levels of spending, which could result in decreased demand for our platform, as well as a decrease in the transactions processed on our platform.

Moreover, trades businesses have experienced labor shortages as a result of an aging labor force and difficulty attracting new workers into the trades. These labor shortages can prevent trades businesses from accepting new jobs, limiting their businesses and reducing their revenues. The pricing of our subscription platform is partially based on the number of technicians employed by each of our customers, and any reduction in the skilled labor force hampers the growth of our customers and may negatively impact our revenues. Accordingly, our ability to efficiently provide our platform to trades businesses and to grow or maintain our customer base, and, as a result, our business, financial condition and results of operations, could be adversely affected by these and other factors that adversely affect the trades generally.

We have a limited operating history at our current scale in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we are not successful.

We have rapidly grown our business. For example, we first launched our platform in 2012, and our revenue grew from $120.7 million in fiscal 2020 to $614.3 million in fiscal 2024 and to $562.6 million for the nine months ended October 31, 2024. We have started to expand our sales focus to include large businesses, commercial services and construction customers, and expect to continue to explore new trades. We have also substantially increased our headcount, invested in expanding our direct sales force and customer support teams and otherwise enhanced and developed new solutions. Accordingly, we have a limited history of operations at our current scale, and our ability to forecast our future results of operations and to plan for future growth is more limited than that of companies with longer operating histories and subject to a number of uncertainties. These risks and uncertainties include our ability to:

•
accurately forecast our revenue and plan our operating expenses;
•
expand our sales team and develop an efficient sales, marketing, customer success and onboarding program that effectively addresses the needs of the customers in the trades that we serve or intend to serve;
•
develop a scalable, efficient and reliable high-performance technology infrastructure;
•
deploy new products and solutions that address the needs of the trades that we currently serve or intend to serve;
•
hire, integrate and retain world-class talent;
•
continue to partner with third-party financial services and technology providers that are reliable and meet the needs of the trades that we serve or intend to serve;
•
successfully compete with other companies that currently offer, or may in the future offer, software and solutions to trades businesses in the trades;
•
increase revenue from our platform;
•
avoid interruptions or disruptions in our services or slower than expected load times for our services;
•
store, protect, use and otherwise process personal information in compliance with governmental regulation, contractual obligations and other legal obligations related to data protection, privacy and cybersecurity;
•
successfully expand our business across the trades;

•
predict and respond to general economic and market conditions, including those caused by pandemics such as the COVID-19 pandemic, political or social unrest or macroeconomic factors such as rising inflation, increased interest rates and lower consumer confidence;
•
successfully expand our geographic reach;
•
defend ourselves against litigation, regulatory, intellectual property, data protection, privacy, cybersecurity or other claims; and
•
manage a global workforce, including our growing team based in Armenia.

If we fail to address the risks, including those associated with the challenges listed above as well as those described elsewhere in this section titled “Risk Factors,” and difficulties that we face, our business, financial condition and results of operations could be adversely affected. Further, because we operate in a rapidly evolving market and have limited experience preparing financial forecasts, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history at our current scale or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business,financial condition and results of operations could be adversely affected.

We engage our team members in various ways, including direct hires, through professional employer organizations and as independent contractors. As a result of these methods of engagement, we face certain challenges and risks that can affect our business, operating results, and financial condition.

In the locations where we directly hire our employees, we must ensure we are compliant with the applicable local laws governing team members in those jurisdictions, including local employment and tax laws. In the locations where we utilize professional employer organizations (“PEOs”), we contract with the PEO for it to serve as “Employer of Record” for those team members engaged through the PEO in each applicable location. Under this model, team members are employed by the PEO but provide services to ServiceTitan. We also engage team members through a PEO self-employed model in certain jurisdictions where we contract with the PEO, which in turn contracts with individual team members as independent contractors. In all locations where we utilize PEOs, we rely on those PEOs to comply with local employment laws and regulations and to ensure our ownership of the intellectual property developed by the team members. We also issue equity to a substantial portion of our team members, including team members engaged through PEOs and to independent contractors, and must ensure we remain compliant with securities laws of the applicable jurisdiction where such team members are located.

Additionally, in some cases, we utilize independent contractors. When we utilize a PEO or independent contractors, we may not be operating in strict compliance with local laws and regulations. Additionally, the agreements executed between PEOs and our team members or between us and team members engaged under the independent contractor model, may not be enforceable depending on the local laws because of the indirect relationship created through these engagement models. Accordingly, as a result of our engagement of team members through PEOs, and of our relationship with independent contractors, our business, financial condition and results of operations could be materially and adversely affected. Furthermore, litigation related to our model of engaging team members, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business.

The impact of economic conditions, including the resulting effect on consumer spending and on our customers’ finances and operations, may adversely affect our business, financial condition and results of operations.

The trades are impacted by economic slowdowns, tightening of economic policies, tariffs on imported goods, fluctuations in interest rates, which can increase borrowing costs, and other actions that affect material and equipment pricing and availability such as higher inflation. Unfavorable or deteriorating market conditions, reductions in maintenance spend by commercial property owners or residential customers, the unavailability of specific materials or supplies, reductions in the availability of business financing, government action which prevents or hinders the rendering of on-premise services or similar circumstances could have an adverse impact on our business. Our revenue may decrease because trades businesses may generally choose to delay or decide against purchases of software or information systems in times of unfavorable economic conditions, because workforce challenges or governmental policies prevent sufficient labor to meet demand or because fewer transactions are processed on our platform, resulting in reduced fees to us. Furthermore, if the trades industry experiences a decrease in overall economic activity, the amount our customers are willing to pay for our products could be reduced. Contractors may also work on fewer jobs, which would result in a reduction in transactions processed over our platform. To the extent we do not effectively address these risks and challenges, our business, financial condition and results of operations could be adversely affected.

In addition, in the event of a general economic downturn or sudden disruption in business conditions, consumer and small business confidence, spending levels, access to credit and interest rates could be adversely affected, which could result in consumers delaying or foregoing purchasing primary or vacation residences, or purchasing smaller homes that may require lower-value home services, businesses foregoing investment or businesses or consumers delaying, foregoing or changing the scope of potential home or business projects. Decreased spend on home and commercial services could result in fewer transactions being processed over our platform, which could cause our revenue to decrease, and could also result in less income for our customers, hampering their ability to pay for our platform. These effects could adversely affect our business, financial condition and results of operations.

Our business is sensitive to events and trends that impact spend across the trades, including natural disasters, pandemics and climate change.

We have historically been, and will continue to be, sensitive to events and trends, including pandemics, natural disasters, extreme weather events and climate change, that result in changes in demand for trades businesses. For example, during the COVID-19 pandemic, increased time spent in the home led to a temporary increase in home services projects, and hotter temperatures caused in part by climate change have led to surges in demand during the summer for our customers’ HVAC repair services. Weather events and natural disasters can also have drastic impacts on our customers and technical infrastructure and network systems. If we do not adequately prepare our systems and organization, other similar events or trends could cause a surge in activity for our customers and lead to system failures and delays in customer support, among other effects, which could harm our brand, reputation and our business, financial condition and results of operations.

Pandemics, natural disasters, political crises and other unexpected events could also have a direct negative impact on our own operations. Our corporate headquarters are located in California, a region known for seismic activity and severe fires, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster, such as a fire, mudslide, flood or significant power outage. In addition, depending on the geographic location of the event, a natural disaster, or a series of smaller weather events caused by climate change, could cause performance problems with our technology infrastructure and operations, which could adversely affect our business, financial condition and results of operations.

Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, or outbreaks of pandemic diseases, including COVID-19, we may be unable to continue our operations and may experience system interruptions, which could impede our ability to serve technicians when they are needed most. Acts of terrorism and other geo-political unrest, including in Armenia, Macedonia, and Poland, where certain of our employees and engineering contractors are located, could also cause disruptions in our business or the business of our contractors, partners, vendors, or the economy as a whole. For example, we previously engaged engineering contractors in Russia, Poland and other Eastern European countries. On February 24, 2022, Russia invaded Ukraine, and soon thereafter, in response to U.S. sanctions, we restricted our Russian engineering contractors’ access to our software and arranged to move certain contractors out of Russia for the purpose of continuing to perform engineering services for us. These actions led to disruptions in our development activities, and further disruptions may take place in nearby countries where we have operations like Armenia, Macedonia, and Poland if the instability were to spread or the United States was to impose additional sanctions or embargoes. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate, and could generally adversely affect our brand, reputation, business, financial condition and results of operations.

The market for software designed to serve the trades is evolving, and our future success depends on the growth of the trades industry and our ability to adapt, keep pace and respond effectively to evolving markets.

Widespread acceptance and use of technology by the trades in general, and our platform in particular, is critical to our future growth and success. While we believe that our platform addresses a significant market opportunity, the market may develop more slowly than we expect. If the market for software designed to serve the trades does not develop further or develops more slowly than we expect, our business, financial condition and results of operations could be adversely affected. Demand for management software by trades businesses in general, and our platform in particular, is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:

•
general awareness of the availability of software designed to serve the trades;
•
ease of implementation of our platform by trades businesses, and our ability to decrease time-to-value for our customers;
•
availability, functionality and pricing of platforms and products that compete with ours;
•
changes in industry practices or methods that may or may not be addressed by our platform;
•
ease of adoption and use of our platform;

•
the reliability, performance or perceived performance of our platform, including interruptions to the use of our platform and products;
•
the development and awareness of our brand; and
•
privacy, data protection, or cybersecurity breaches or incidents impacting our platform or products.

If we are unable to successfully address these potential factors, our business, financial condition, results of operations and prospects could be adversely affected.

We face competition from both established and new companies offering services similar to ours, and many of our potential customers have developed, or could develop, proprietary solutions, all of which may have a negative effect on our ability to add new customers, retain existing customers and/or grow our business.

Our industry is highly competitive, and as we expand to serve additional industries and trades, we will compete against a growing number of companies and solutions specific to those industries and trades. We compete either directly or indirectly with software vendors offering point-specific tools for specific elements of trade workflows, horizontal solutions for generic functionalities, legacy on-premise field service management applications, and narrow bundled solutions for down-market trades businesses. Examples of these software vendors include Salesforce, SAP, FieldEdge, Workwave, ServiceTrade, AccuLynx, BuildOps, HouseCall Pro, JobNimbus and Jobber. The larger enterprises with whom we currently compete, or with whom we may compete in the future, have significant financial, technical, marketing and other resources, and they are able to devote meaningful resources to the development, promotion, sale and support of their solutions and services. Some existing solutions have extensive installed customer bases and broad customer relationships, together with longer operating histories and greater name recognition than we have. Moreover, certain trade verticals we explore may already be served by well-established companies, presenting a potential challenge in establishing a foothold within those markets.

As a result, these competitors may be better able to undertake more extensive marketing campaigns and/or offer their solutions and services at a discount to ours. To the extent any of our competitors have existing relationships with potential customers, customers may be unwilling or unable to purchase our subscriptions because of those existing relationships and this may limit our ability to successfully compete in certain markets or trades. Additionally, new entrants to the market are focused on fast and automated implementation of their solutions, and while their products do not have our complete product sets, they provide minimum functionality that small businesses may believe to be sufficient, especially if such businesses are willing to sacrifice functionality for speed of deployment. If we are unable to compete with these existing or potential competitors and/or their products, the demand for our platform, our customer counts, and the revenue we generate could decline, and our business, financial condition and results of operations could be adversely affected.

We have incorporated and are incorporating traditional AI, machine learning and GenAI into some of our products. This technology is new and developing and may present operational and reputational risks or result in liability or harm to our reputation, business, results of operations or customers.

While we have incorporated a number of AI features into our products and believe that providing AI tools and insights will become increasingly important to the value that our solutions and services deliver to our customers. As with many developing technologies, LLMs in particular are a new and emerging technology that is in its early stages of commercial use and presents a number of inherent risks and challenges that could affect further development, adoption, and use, and therefore our business. Due to the evolving nature of the algorithms and technology underpinning LLMs, there is a risk that our AI solutions could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors (e.g., LLM hallucinatory behavior that can generate irrelevant, nonsensical or factually incorrect results). Further, the content, analyses or recommendations generated by our LLMs could produce information or other content that infringes, misappropriates or violates the intellectual property rights of others. In addition, increasing use of AI creates opportunities for the potential loss or misuse of personal and other data that forms part of any data set, including any of our proprietary data assets derived from our customers’ use of our platform, that was collected, used, stored, or transferred to build our AI solutions. If our access to such data sets were materially impaired, we may also be unable to further build, train and offer our AI solutions. The occurrence of any of the foregoing could harm our reputation, business or customers and could result in additional lawsuits and regulatory investigations.

Moreover, our employees, third-party service providers, strategic partners, and other contractors or consultants may input inappropriate or confidential information into an AI system (in particular a system that is managed, owned or controlled by a third-party), thereby compromising our business operations, which may cause business operation disruptions, could divert the attention of management and key information technology resources, and possibly lead to security breaches, or the unauthorized access to or loss of our confidential information or other business data.

In addition, the use of AI involves significant technical complexity and requires specialized expertise. This specialized expertise can be difficult and costly to obtain given the increasing industry focus on AI development and competition for talent. As a result, it could be expensive for us to maintain and advance our AI developments. Further, our AI solutions rely on third-party proprietary machine learning algorithms and LLMs provided by third parties, such as Microsoft and OpenAI. If we are unable to continue to use such third-party assets, we may be unable to continue to provide our AI solutions which could harm our business and results of operations.

Additionally, the use of AI applications may result in future cybersecurity incidents that implicate the personal information of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could lead to litigation or other proceedings and liability, and may adversely affect our reputation, business and results of operations.

If any of our vendors, service providers, employees or contractors, use any AI solutions in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure of our confidential information, or that of our customers, into publicly available third-party training data sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our customers and our competitive position and business. Our ability to mitigate risks associated with disclosure of our confidential information, including in connection with AI solutions, will depend on our implementation, maintenance, monitoring and enforcement of appropriate technical and administrative safeguards, policies and procedures governing the use of AI in our business.

Additionally, any content created by using LLMs may not be subject to copyright protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, the content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, the outcome of any one of which may, amongst other things, require us to limit the ways in which we use AI in our business and may affect our ability to develop our AI solutions and features. While AI-related lawsuits to date have generally focused on the AI service providers themselves, our use of any output produced by a LLM may expose us to claims, increasing our risks of liability. For example, the output produced by LLMs may include information subject to certain rights of publicity or privacy laws or constitute an unauthorized derivative work of the copyrighted material used in training the underlying AI model, any of which could also create a risk of liability for us, or adversely affect our customers and our business or operations. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the GenAI tools used in our business, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual or other rights.

Further, social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. AI presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI and slow adoption of AI in our products and services.

Moreover, as the regulatory framework for AI (and machine learning technology) evolves, it is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our business, including the way in which we use AI and machine learning technology. Our ability to provide AI-driven insights and products may also be constrained by current or future regulatory requirements that could restrict or impose burdensome and costly requirements on our ability to leverage data in innovative ways. Further, the cost to comply with such laws or regulations could be significant and could increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

If the estimates and assumptions we have used to calculate the size of our addressable market opportunity are inaccurate, our future growth rate may be limited.

We have estimated the size of our addressable market opportunity based on data published by third parties and on internally generated data and assumptions. While we believe our market size information is generally reliable, such information is inherently imprecise, and relies on our and third parties’ projections, assumptions and estimates within our target market, which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Quarterly Report. If such third-party or internally generated data proves to be inaccurate or we make errors in our projections, assumptions or estimates based on that data, including how current customer data and trends may apply to potential future customers and the number and type of potential customers, our addressable market opportunity or our future growth rate may be less than we currently estimate. In addition, these inaccuracies or errors may cause us to divert resources from more valuable alternative projects and harm our business. The variables that go into the calculation of our market opportunity are subject to change over time, including the amount of customer GTV that we can recognize as revenue, and there is no guarantee that any particular number or percentage of addressable end customers or companies covered by our addressable target market opportunity estimates will purchase our platform at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our platform and those of our competitors. Even if our addressable market meets our size estimates, our business could fail to grow at similar rates, if at all, or we could capture a percentage of customer GTV as revenue that is less than we currently expect. Accordingly, the information regarding the size of our addressable market opportunity included in our Registration Statement on Form S-1, or any of the other documents we file or furnish with the SEC, should not be taken as indicative of our future growth.

We may be unsuccessful in making, integrating and maintaining acquisitions, joint ventures and strategic investments.

We have in the past sought, and may in the future seek, to acquire or invest in businesses, joint ventures and platform technologies that we believe could complement or expand our platform, enhance our technology or otherwise offer growth opportunities. We also may enter into strategic relationships with other businesses to expand our platform, which could involve investments in other companies. Any acquisition, investment or strategic transaction, including past acquisitions such as Convex, may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, offerings, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their offerings are not easily adapted to work with our platform, their systems and operations are difficult to integrate or we have difficulty retaining their customers. Acquisitions, including integration efforts, may also disrupt our business, require significant resources, divert significant management attention and impose legal and regulatory burdens to the extent such transactions expand our geographic footprint.

Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Even if announced, we may not complete a transaction. The benefits of an acquisition or strategic transaction, including past acquisitions such as Convex, may also take considerable time to develop, and we cannot be certain that any particular transaction will produce the intended benefits. Further, acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances, incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and intangible assets. If we are unable to successfully identify, complete and integrate our acquisitions and strategic transactions, we may not realize the expected benefits of such transactions or become exposed to additional liabilities, and our business, financial condition and results of operations may be harmed.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand and reputation, our ability to maintain and expand our customer base will be impaired, and our business, financial condition and results of operations may be adversely affected.

We believe that the ServiceTitan brand identity and awareness is critical to our sales and marketing efforts. We also believe that maintaining and enhancing the ServiceTitan brand is critical to maintaining and expanding our customer base and, in particular, conveying to customers that our platform offers capabilities that address the needs of the trades across a wide array of verticals. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive.

In addition, any unfavorable publicity about our company or our management, including about the quality, stability and reliability of our platform, changes to our platform, our privacy, data protection and cybersecurity practices, litigation, employee relations, regulatory enforcement and other actions involving us, as well as the perception of us and our platform by our customers and end customers, even if inaccurate, could cause a loss of confidence in us and adversely affect our brand. Such negative publicity also could have an adverse effect on the size and engagement of our customer base and could result in decreased revenue, which could have an adverse effect on our business, financial condition and results of operations.

We depend on our management team and other highly skilled personnel, and we may fail to attract, retain, motivate or integrate highly skilled personnel, which could adversely affect our business, financial condition and results of operations.

Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key personnel throughout our organization. In particular, we are highly dependent on the services of Ara Mahdessian, our co-founder and Chief Executive Officer, and Vahe Kuzoyan, our co-founder and President (together, the “Co-Founders”), each of whom is critical to our ability to achieve our vision and strategic priorities. We rely on our management team in the areas of operations, security, research and development, sales and marketing, support and general and administrative functions. Our employees, including our executive officers, work for us on an “at-will” basis, which means they may terminate their employment with us at any time. If Mr. Mahdessian or Mr. Kuzoyan or one or more of our key personnel or members of our management team resigns or otherwise ceases to provide us with their services, this could impair our ability to execute our growth strategy, have a negative impact on our business, financial condition and results of operations, cause employee morale problems and the loss of key personnel or members of our management or clients.

Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel is intense, and the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. We may not be successful in attracting, retaining, training or motivating qualified personnel to fulfill our current or future needs. Additionally, the former employers of our new employees may attempt to assert that our new employees have breached their legal obligations, which may be time-consuming, distracting to management and may divert our resources. Our culture and brand help us attract and retain highly skilled personnel in a competitive environment. We have in the past been, and may in the future be, subject to employment law-related claims and disputes. Any negative publicity resulting from such claims or disputes could adversely affect our ability to attract and retain skilled personnel, harm our brand and otherwise require us to use or divert financial and management resources.

Current and potential personnel also often consider the value of equity awards they receive in connection with their employment, and to the extent the perceived value of our equity awards declines relative to our competitors, our ability to attract and retain highly skilled personnel may be harmed.

If we fail to attract and integrate new personnel or retain and motivate our current personnel, our business, financial condition and results of operations could be adversely affected.

If we cannot create and maintain a successful company culture as we grow, our success and our business may be harmed.

We believe our current corporate culture fosters innovation, teamwork, passion and focus on execution and has contributed to our success. As we grow and develop our infrastructure, including as a public company, and expand our operations both geographically and across the trades, we may find it difficult to maintain our corporate culture and/or successfully adapt our corporate culture to appropriately adapt to ongoing changes. Any failure to preserve our culture and/or successfully adapt our culture to changing conditions could harm our future success, including our ability to recruit and retain qualified personnel, innovate and operate effectively, and execute on our business strategies. If we experience any of these risks in connection with future growth, it could impair our ability to attract new customers and retain existing customers and expand their use of our platform, all of which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Customers and Revenue Model

Any failure to offer high quality support for our customers, including throughout the implementation process, may harm our relationships with our customers and, consequently, our business.

Our customers depend on our customer success teams to provide implementation, training and support services. We have previously experienced declines in our net promoter score and if we do not provide effective onboarding services or ongoing support, customers may not receive the full benefits of our platform, may delay or forgo future expansion of their use of our platform or may seek to terminate their agreements with us. Our reputation with prospective or current customers or the trades industry could also be damaged. The number of our customers has grown significantly and due to the complexity of our product, they often heavily rely on our customer success team, even for routine matters, which has put additional pressure on our customer success teams. If we experience increased customer demand for support, we may face increased costs that may harm our results of operations. As a result, if we are unable to provide efficient, high-quality customer support services, if we need to hire additional support resources, or if there is a market perception that we do not maintain high- quality customer support, our business, financial condition and results of operations could be adversely affected.

Our ability to increase our customer base and achieve broader market acceptance of our platform will depend on our ability to develop and expand our sales and marketing capabilities.

Sales of subscriptions to access our platform will depend to a significant extent on our ability to expand our sales and marketing capabilities, including adapting to new sales verticals such as commercial services and construction. It is difficult to predict customer demand, customer retention, the size and growth rate of the trades industry, the entry of competitive products or the success of existing competitive products. Our sales efforts involve educating prospective customers about the uses and benefits of our Core and add-on products. We expect that we will continue to need intensive sales efforts to educate prospective customers about the uses and benefits of our platform, and we may have difficulty convincing prospective customers of the value of adopting our platform. Identifying, recruiting and training qualified sales representatives is time-consuming and resource- intensive, and they may not be fully-trained and productive for a significant amount of time following their hiring, if ever. In addition, the cost to acquire customers is high due to these considerable sales and marketing efforts.

We also dedicate significant resources to marketing programs, including telemarketing, branded events and digital advertising through services such as Google AdWords. The effectiveness and cost of our online advertising has varied over time, and may vary in the future, due to competition for key search terms, changes in search engine use, changes in the search algorithms used by major search engines and laws, regulations and other obligations relating to privacy or data protection that affect online advertising. These efforts will require us to invest significant financial and other resources. We rely on a variety of direct marketing techniques, including telemarketing, email marketing and direct mail. Our marketing activities, and the marketing activities of our customers, are regulated under laws such as the Telephone Consumer Protection Act, the Telemarketing Sales Rule, and any state equivalents, and various other federal and state laws regarding marketing and solicitation, as well as general data protection laws, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM”), and various state privacy laws, including the California Consumer Privacy Act (the “CCPA”), and other recently passed state laws, that govern these activities and impose significant restrictions on us and our customers. Any violations or perceptions of violations of these laws and regulations may harm our business, financial condition and results of operations. Additionally, any changes to the above-mentioned laws, or any applicable privacy, data protection and cybersecurity laws, their interpretation, or enforcement of such laws by the government or private parties that further restrict the way we interact with our potential customers or generate leads could adversely affect our ability to attract customers and could harm our business, reputation and brand, financial condition and results of operations. For additional information, see “—Risks Related to Data Privacy, Data Protection, Cybersecurity and Technology—The collection, storage, use, disclosure and other processing of personal information are governed by a rapidly evolving framework of privacy, data protection, cybersecurity, data transfers or other laws or regulations worldwide may limit the use and adoption of our services and adversely affect our business.”

Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue. Even if we are successful in convincing prospective customers of the value of our platform, they may decide not to purchase a subscription for a variety of reasons, some of which are out of our control. We spend substantial time and resources on our sales efforts without any assurance that our efforts will result in a sale. The failure of our efforts to secure sales after investing resources in a lengthy sales process could adversely affect our business, financial condition and results of operations.

In the future, we may implement changes to our pricing model. However, there is a possibility that these modifications may not achieve the intended effectiveness, potentially posing challenges in sustaining customer satisfaction, retention and overall revenue generation. Failure to achieve the desired outcomes could adversely affect our business, financial condition and results of operations.

A majority of our customers are small- and medium-sized businesses, which can be more difficult and costly to retain than large businesses and may increase the impact of economic fluctuations on us.

A majority of our customers are small- and medium-sized businesses (“SMBs”), and we expect they will continue to comprise a large portion of our customer base for the foreseeable future. We define SMBs in the context of our customer base as customers that have fewer than 1,000 employees. Selling to and retaining SMBs can be more difficult than retaining large businesses, as SMBs often have higher rates of business failure and more limited resources. SMBs may not have sufficient office resources or may be constrained by other factors, such as seasonality, which makes it difficult for them to dedicate resources to the implementation, onboarding and training necessary to obtain the full benefits of our platform. SMBs are also typically more susceptible to the adverse effects of economic fluctuations. Adverse changes in the economic environment, or business failures of our SMB customers, may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do.

Risks Related to Reliance on Third Parties

We rely on software and services licensed from other third parties. Defects in or the loss of software or services from third parties could increase our costs and adversely affect the quality of our service.

We rely upon certain partners, vendors and other service providers to provide software employed by our platform or customers using our platform, including to enable cloud-based phones and GPS, payments, and manage customer payroll, and it is possible that such software may not be reliable or easy to replace. We may in the future have disputes with certain of our partners, vendors and other service providers. If, in connection with such a dispute, a partner, vendor or service provider terminates its relationship with us or otherwise limits the provision of their software or data to us, the availability or usage of our platform could be disrupted. If the partners, vendors and other service providers we rely upon cease to provide access to the software and/or data that we and our customers and consumers use, whether in connection with disputes or otherwise, do not provide access to such software and/or data on terms that we believe to be attractive or reasonable, or do not provide us with the most current version of such software, we may be required to seek comparable software and/or data from other sources, which may be more expensive or inferior, or may not be available at all, any of which could adversely affect our business.

Our customers’ experience and satisfaction depend upon the interoperability of our platform across devices, operating systems and third-party applications that we do not control.

An important feature of our platform is its broad interoperability with a range of devices, web browsers, operating systems and third-party applications. We have integrations with Bandwidth, Twilio and DialPad and a variety of other vendors. As part of our integrations with certain vendors, we have had to make concessions limiting our ability to engage with such vendor’s competitors, which could potentially impact our customer experience and our ability to interoperate with other third-party applications. Our Application Programming Interfaces (“APIs”), enable customers to connect other third-party software, applications, partner services and data to our platform. Accordingly, we are dependent on the accessibility of our platform across web browsers, operating systems and the third-party applications that we often do not control. Third-party applications, products and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following development changes. In addition, some of our competitors may be able to disrupt the operations or compatibility of our platform with their applications that some of our customers may rely upon. If our platform has integration or operability failures with these operating systems or third-party applications, customers may not adopt our platform or our APIs and related functionality may not be useful to customers, which could adversely affect our business, financial conditions, results of operations. Additionally, as our platform evolves, we expect the types and levels of competition we face to increase. Should any of our competitors or third-party services on our platform modify their technologies, standards or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to our competitors’ products or services, our platform, business, financial condition and results of operations could be adversely affected.

We rely on third-party data centers, such as Azure, to host and operate our platform, and any disruption of or interference with our use of these facilities may negatively affect our ability to maintain the performance and reliability of our platform, which could cause our business to suffer.

Our customers depend on the continuous availability of our platform. We currently host our platform and serve our customers primarily using Microsoft Azure (“Azure”). Consequently, we may be subject to service disruptions, as well as failures to provide adequate support, for reasons that are outside of our control, including:

•
the performance and availability of Azure and other third-party providers of cloud infrastructure services with the necessary speed, data capacity and security for providing reliable services;
•
decisions by Azure and other owners and operators of the data centers where our cloud infrastructure is deployed to terminate our subscriptions, discontinue services to us, shut down operations or facilities, increase prices, change service levels, limit bandwidth, declare bankruptcy or prioritize the traffic of other parties;
•
physical break-ins, acts of war or terrorism, human error or interference, including by disgruntled employees, former employees or customers and other catastrophic events; and
•
cyberattacks, including denial of service attacks, targeted at us, our data centers or the infrastructure of the Internet.

The adverse effects of any service interruptions on our reputation, results of operations and financial condition may be disproportionately heightened due to the nature of our business and the fact that our customers have a low tolerance for interruptions of any duration.

To meet the performance and other requirements of our customers, we intend to continue to make significant investments to increase capacity and to develop and implement new technologies in our cloud infrastructure operations. Any renegotiation or renewal of our agreement with Azure, or a new agreement with another provider of cloud-based services, may be on terms that are significantly less favorable to us than our current agreement. Additionally, these new technologies, which include databases, application and server optimizations, network strategies and automation, are often advanced, complex, new and untested, and we may not be successful in developing or implementing these technologies. It takes a significant amount of time to plan, develop and test improvements to our technologies and cloud infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. To the extent that we do not effectively scale our infrastructure to meet the needs of our growing customer base and maintain performance as our customers expand their use of our platform, or if our cloud-based server costs were to increase, our business, financial condition, results of operations and prospects could be adversely affected.

We rely primarily on third-party insurance policies to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition and results of operations.

We procure third-party insurance policies to cover various operations-related risks including employment practices liability, workers’ compensation, business interruptions, cybersecurity and data breaches, crime, directors’ and officers’ liability, occupational accident liability for customers and general business liabilities. For certain types of operations-related risks or future risks related to our new and evolving services, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving services, and we may have to pay high premiums, self-insured retentions or deductibles for the coverage we do obtain. Additionally, if any of our insurance providers becomes insolvent, they would be unable to pay any operations-related claims that we make. Further, some of our agreements with vendors require that we procure certain types of insurance, and if we are unable to obtain and maintain such insurance, we would be in violation of the terms of these vendor agreements.

If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles when our policies are renewed or replaced. Our business, financial condition and results of operations could be adversely affected if (i) the cost per claim, premiums or the number of claims significantly exceeds our historical experience and coverage limits, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance providers fail to pay on our insurance claims, (iv) we experience a claim for which coverage is not provided or (v) the number of claims under our deductibles differs from historical averages.

We are subject to payment processing risk.

We rely on third-party payment processors to collect subscription fees and other usage-based revenue from our customers. Under our commercial agreements, such payment processors may terminate the relationship with advanced notice. If one of our payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would be required to find alternative payment processors and may not be able to secure similar terms or replace such payment processors in an acceptable time frame. An inability to charge our customers or collect revenue for an extended period could affect our cash flows and impair our business, financial condition and results of operations.

While we do not process any payments for our customers' end customers, we do have complex relationships with third-party processors where we generate revenue through referral agreements and as an independent sales organization (“ISO”). A significant portion of payments by the end customers are made by credit card or debit card using these third-party payment services to which our customers have a direct contractual relationship. If one of these third- party processors terminates its relationship with us or refuses to renew its partnership with us on commercially reasonable terms, or the software and services provided by our payment processors does not meet our customer’s expectations, we may be required to find an alternative payment processor or consider offering new payment options and products ourselves that may be subject to additional regulations and risks. None of our agreements with payment processors are exclusive, however, our agreements with certain payment processors limit our ability to induce existing customers to migrate to alternative payment processors, which could potentially impact our customers’ experience or satisfaction with our services. We are also subject to a number of other laws and regulations relating to the financial solutions we offer, including with respect to money laundering, privacy and cybersecurity. If we fail to, or are alleged to fail to, comply with applicable regulations, we may be subject to claims and litigation, regulatory investigations and proceedings, civil or criminal penalties, fines or higher transaction fees and may lose the ability to offer financial solutions to customers, which could make our platform less convenient and attractive to trades businesses. We also rely on data provided by third parties for financial statement reporting, and there could be inaccuracies and other errors in such data. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.

In addition, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including, but not limited to, requirements for security management, policies, procedures, network architecture and software design, certification requirements, which could change or be reinterpreted to make it difficult or impossible for us to comply. Our third-party payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules in ways that might prohibit us from providing certain services to some customers, be costly to implement, or difficult to follow. If we fail to comply with these rules or regulations, we may be subject to fines and higher transaction fees and lose our ability to offer payment solutions to customers. Compliance does not guarantee a completely secure environment and notwithstanding the results of a compliance assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), or if our data security systems are breached or compromised, we may be liable for card-issuing banks’ costs, subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers or facilitate other types of online payments. We have also agreed to indemnify our third-party payment processors for violating payment card networks rules. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

Risks Related to Data Privacy, Data Protection, Cybersecurity and Technology

If we or our third-party service providers experience a cybersecurity breach or other incident, including any breach or incident that allows, or is perceived to allow, unauthorized access to our platform or our Sensitive Information, our reputation and brand, business, financial condition and results of operations could be adversely affected.

We rely on our own, and our third-party service providers’, platforms, computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. Because we make extensive use of third-party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, disruptions to or unauthorized access to third-party IT Systems can materially impact our operations and financial results. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our information systems to respond to changes in our business needs, our ability to run our business could be adversely affected. It is also possible that our competitors could develop better platforms than ours, which could adversely affect obtaining and retaining our customers. Any of these or other systems related problems could, in turn, adversely affect our business, reputation and brand, results of operations and financial condition.

We may rely on third parties when deploying, servicing or otherwise operating our IT Systems, and in doing so, expose them and therefore us to security risks outside of our direct control. Specifically, certain third parties who create applications that integrate with our platform may receive, store or otherwise process our and our customers’ information, including confidential, sensitive, personal information and other information about individuals, our customers, employees, contractors and business partners, including email addresses, physical addresses, phone numbers, Social Security numbers, credit card data and personally identifiable information, as well as trade secrets and other proprietary business information (collectively, “Sensitive Information”). Our third- party service providers may fail to adequately secure their or our IT Systems or our Sensitive Information. Our third-party service providers’ IT Systems have been, and may in the future be, breached or contain exploitable defects or “bugs” that could result in a breach of or disruption to our or our third-party service providers’ IT Systems and other cybersecurity risks discussed below. Our ability to monitor our service providers’ security is limited, and, in any event, third parties may be able to circumvent those security measures. Moreover, techniques used to obtain unauthorized access to systems and networks, as discussed in more detail below, change frequently and may not be known until launched against us or our third-party service providers. These risks also are heightened when service providers work remotely.
The use of our platform involves the transmission, storage and processing of Sensitive Information. The secure processing, maintenance, transmission and storage of our Sensitive Information is critical to us, and we devote significant resources to protecting this information. Additionally, remote working arrangements at our company, and many of our third-party providers, increases cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. The unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all IT Systems and information upon which we rely.

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Sensitive Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing (including on our customers and end customers), malware (including ransomware attacks), malfeasance by insiders, human or technological error, or other techniques used to obtain unauthorized access, disable or degrade services or sabotage systems, and as a result of malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including AI—that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or cybersecurity breaches or other incidents, or to avoid a material adverse impact to our IT Systems, Sensitive Information or business. In this fast-changing threat environment, our efforts may not be sufficient to identify all gaps, threats and vulnerabilities or prevent a cybersecurity breach or other incident. If we or our third-party service providers fail to respond appropriately to any identified gaps, threats or vulnerabilities, including by providing adequate funding and prioritizing strategic initiatives, or if we or our third-party service providers fail to adequately identify the gaps, threats or vulnerabilities, we face greater risk of a security incident. Notwithstanding our efforts, we and our third-party service providers have failed to and may in the future fail to detect cybersecurity breaches or other incidents, including breaches or incidents that may compromise our Confidential Information, and may face difficulties or delays in identifying any such breaches or incidents. Such breaches or incidents have resulted in and may in the future result in theft, loss, damage, or unavailability of, or unauthorized access to or use, disclosure, modification or other processing of, Sensitive Information, loss of access to data or systems or cause other business delays or disruptions.

Third parties may attempt to compromise our employees and their access into internal IT Systems to gain access to accounts, our Sensitive Information or our IT Systems. Employee error, malfeasance or other errors could result in an actual or perceived cybersecurity breach or other incident. This risk may be heightened as we transition to an increasingly distributed workforce. In addition, our employees, customers or end customers may also be subject to cyberattacks (including social engineering/phishing) or otherwise disclose or lose control of their passwords, or use the same or similar passwords on third parties’ systems, which could lead to unauthorized access to their accounts on our platform.

Any unauthorized or inadvertent access to, or an actual or perceived cybersecurity breach or other incident impacting, our IT Systems or those of our third-party service providers, could result in an actual or perceived loss or unavailability of, unauthorized access to, or unauthorized use, disclosure, modification or other processing of, our Sensitive Information, regulatory investigations and other proceedings, orders and other obligations, claims, demands and litigation, indemnity obligations, damages, penalties, fines and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations and other liabilities and our platform may be perceived as insecure and we may lose existing customers or fail to attract and retain new customers. We also could be required to divert substantial resources to prevent further cybersecurity breaches or other incidents. We have experienced such incidents in the past and may experience similar incidents in the future. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any such breach or other incident affecting us, our third-party service providers, customers or end customers, or the perception that one has occurred, could also materially damage our reputation and adversely harm our business, financial condition and results of operations, including reducing our revenue, causing us to issue credits to customers, negatively impacting our ability to accept and process customer payment information, eroding our customers’ trust in our services and solutions, subjecting us to costly notifications to customers and individuals and costly remediation measures, resulting in loss of, and harming our ability to retain customers, harming our brand or increasing our cost of acquiring new customers, or subject us to claims by third parties that we have breached our privacy-, data protection-, cybersecurity- or confidentiality-related obligations that could materially increase our costs, adversely impact how we operate our IT Systems and collect and use customer information and competitively disadvantage our business. In addition, many governments, including all fifty states in the United States, have enacted laws requiring companies to notify individuals of certain breaches involving Sensitive Information. These mandatory disclosures regarding such a breach are costly to implement and often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. The release of Sensitive Information may also lead to identity theft and related fraud, litigation, investigations, claims or other proceedings against us by affected individuals, customers and/or by regulators, or public statements against us by advocacy groups or others, and the outcome of such proceedings, which could include penalties or fines and could have a material and adverse effect on our business, financial condition and results of operations. In addition, we may incur large expenditures to investigate or remediate, to recover information, to repair or replace networks or IT Systems, to protect against similar future events or to comply with existing and future cybersecurity, data protection and privacy laws and regulations. In addition, the costs of maintaining adequate protection and insurance coverage against such threats, as they develop in the future (or as legal requirements related to cybersecurity increase) could be material.

We maintain technology errors, omissions and cyber liability insurance policies covering certain damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred relating to any breach or incident relating to privacy, data protection or cybersecurity, or that insurance will continue to be available to us on economically reasonable terms, or at all. Further, if another company within our industry experiences a high-profile breach or incident this might lead to a loss of trust in our industry generally, which could adversely impact our reputation and brand, and adversely harm our business and financial condition.

Real or perceived defects, errors, or vulnerabilities in our platform could harm our reputation and adversely affect our business, financial condition and results of operations.

The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. Our practice is to effect frequent releases of software updates, sometimes multiple times per day. The third-party software that we incorporate into our platform may also be subject to errors or vulnerabilities. Any errors or vulnerabilities discovered in our code or from third-party software after release could result in negative publicity, a loss of customers or loss of revenue and access or other performance issues. Such vulnerabilities could also be exploited by malicious actors and result in exposure of information of customers on our platform, or otherwise result in a cybersecurity breach or other incident. If we or our third-party service providers experience a cybersecurity breach or security incident, including any breach or incident that allows, or is perceived to allow, unauthorized access to our platform or our customers’ information, our reputation, business, financial condition and results of operations could be adversely affected. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects or vulnerabilities could adversely affect our business, reputation, brand, financial condition and results of operations.

Our business could be adversely impacted by changes in the Internet and mobile device accessibility of customers.

Our business depends on our customers’ access to our platform via a mobile device or personal computer and the Internet. Mobile operating systems, such as Android and iOS, and their respective application marketplaces that make our mobile applications available, are especially important in the context of our solution, as we address the needs of technicians in the field across trades businesses. Any changes in such systems and application marketplaces that degrade the functionality of our mobile applications or give preferential treatment to our competitors’ mobile applications could adversely affect our platform’s usage on mobile devices. If such mobile operating systems or application marketplaces limit or prohibit us from making our mobile applications available to our customers or their end customers, make changes that degrade the functionality of our mobile applications, increase the cost of using our mobile applications, impose terms of use unsatisfactory to us or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ application marketplace is more prominent than the placement of our apps, our platform could be adversely impacted. Further, as new mobile devices and mobile platforms are released, there is no guarantee that certain mobile devices will continue to support our platform or effectively roll out updates to our mobile applications.

In addition, we may operate in jurisdictions that provide limited Internet connectivity. Internet access and access to a mobile device or personal computer are frequently provided by companies with significant market power that could take actions that degrade, disrupt or increase the cost of customers’ ability to access our platform.

Frequent or persistent interruptions could cause existing or prospective customers to believe that our platform is unreliable, leading them to switch to our competitors, which could materially adversely affect our reputation and brand, business, financial condition, results of operations and prospects. In addition, the Internet infrastructure that we and trades businesses rely on in any particular geographic area may be unable to support the demands placed upon it and could interfere with the speed and availability of our platform. Any such failure in Internet or mobile device or computer accessibility, even for a short period of time, could adversely affect our results of operations.

The collection, processing, storage, use and disclosure of personal information are governed by a rapidly evolving framework of privacy, data protection, cybersecurity, data transfers or other laws or regulations worldwide and limit the use and adoption of our services and adversely affect our business.

We receive, store, process and use a large volume of personal information and other customer information from a wide range of sources, including customers, potential customers, vendors and employees. There are numerous federal, state, local and international laws and regulations regarding privacy, data protection, cybersecurity, marketing and telemarketing activities and the storing, sharing, use, processing, transfer, disclosure and protection of personal information and other information, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules or other actual or asserted obligations. We also post privacy policies, which we are legally obligated to comply with and are subject to contractual obligations to third parties related to privacy, data protection and cybersecurity. As a result, we are subject to federal, state, local and international laws regarding data protection, privacy, cybersecurity, and the storing, sharing, use, disclosure and protection of personal information. The regulatory framework for data protection, privacy and cybersecurity worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or obligations or our practices.

Regulation of data protection, privacy and cybersecurity in the United States has increased, particularly at the state level. Several states in which we operate or may in the future operate have begun enacting new data privacy laws. For example, California’s Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”), introduces new rights for California residents and obligations for covered businesses collecting, using, disclosing and processing personal information. The enactment of the CCPA has prompted a wave of similar legislative development in numerous U.S. states, including laws in Virginia, Colorado, Connecticut, and Utah. These new laws, and others that will be effective in the coming years, including privacy laws in Delaware, Florida, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee and Texas, could further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers. In addition, the development of numerous U.S. state laws creates the potential for a patchwork of overlapping but different state law requirements. For example, in order to comply with the varying state laws around breaches involving information, we must maintain adequate security measures, which require significant investments in resources and ongoing attention. We also may record phone calls with our customers, and with respect to the use of personal information for direct marketing purposes–both via telephone calls and email and text-based messaging–laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act, the CAN-SPAM, and use of personal information in relation to other state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act. In particular, the Telephone Consumer Protection Act, the Telemarketing Sales Rule as interpreted and implemented by the Federal Communications Commission (“FCC”), and U.S. courts (collectively, the “TCPA”), impose significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Additionally, the CAN-SPAM establishes specific requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content, and obligates, among other things, the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. In addition, there is a risk if our customers or end customers use our platform in a manner that does not comply with applicable law or our policies. For additional information, see “—Risks Related to Data Privacy, Data Protection, Cybersecurity and Technology—Our customers’ and end customers’ violation of our policies or other misuse of our platform to transmit unauthorized, offensive or illegal messages, spam, phishing scams and website links to harmful applications or for other fraudulent or illegal activity could damage our reputation and brand, and we may face a risk of litigation and liability for illegal activities on our platform and unauthorized, inaccurate or fraudulent information distributed via our platform.” Our and our customers’ activities must comply with the above-mentioned laws.

In addition, data protection, privacy and cybersecurity laws outside the United States, including in the European Union or United Kingdom, may impose obligations on us, directly or by contract. For example, the General Data Protection Regulation imposes various requirements regarding the processing of personal information, including requirements regarding transparency, lawfulness of processing, privacy rights, compliant contracting, data minimization, data breach notification, data re-usage, data retention, security of processing and international data transfers. A number of legislative proposals in the European Union have imposed, and could continue to impose, new obligations in areas affecting our business, including the Artificial Intelligence Act and the Data Act. Some countries are considering passing, or have passed, legislation implementing data protection requirements or requiring local storage and processing of information, or similar requirements, that could increase the cost and complexity of delivering our services, and new countries and territories are adopting such legislation or other obligations with increasing frequency. With various U.S. and foreign laws and regulations imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these laws and regulations, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations or to increase penalties significantly, we may face challenges in addressing their requirements and making necessary changes to our policies, practices and commercial agreements, and may incur significant costs and expenses in an effort to do so, which could result in potential liability and adversely affect our business.

These federal, state, local and international laws and regulations, which, as mentioned, in some cases can be enforced by private parties in addition to government entities, are increasingly restricting the collection, processing and use of personal information. We continue to monitor changes and laws and regulations, and compliance with current and future customer privacy, data protection and cybersecurity laws and regulations could result in higher compliance, technical or operating costs. Any failure or perceived failure by us to comply with these laws and regulations, our privacy policies, our obligations to customers or other third parties, or any of our other actual or asserted obligations relating to privacy, data protection or cybersecurity may result in governmental investigations or enforcement actions, litigation (including individual or class action lawsuits), claims or public statements against us by consumer advocacy groups or others, and could result in significant monetary liability, fines, penalties, loss of customers, reputational harm and loss of goodwill, or cause our customers to lose trust in us, which could have an adverse effect on our reputation and brand and have a material and adverse effect on our business, financial condition and results of operations.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our services. Additionally, if third parties we work with, such as vendors or service providers, violate applicable laws or regulations or our policies, such violations may also put our customers’ information or other information maintained or otherwise processed in our business at risk and could in turn have an adverse effect on our business. Any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security, disclosure or other processing of our customers’ information, or regarding the manner in which the express or implied consent of customers for the collection, use, retention, disclosure or other processing of such information is obtained, could increase our costs and require us to modify our products and services, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process customer information or other information or develop new products and services.

Our customers’ and end customers’ violation of our policies or other misuse of our platform to transmit unauthorized, offensive or illegal messages, spam, phishing scams and website links to harmful applications, record calls without consent or for other fraudulent or illegal activity could damage our reputation and brand, and we may face a risk of litigation and liability for illegal activities on our platform and unauthorized, inaccurate or fraudulent information distributed via our platform.

Our customers and end customers may use our platform to make telephone calls and send short message services (“SMS”), text messages to our customers. In particular, the TCPA imposes significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Our customers’ use of our platform for marketing activities must comply with the above-mentioned laws. Despite our ongoing and substantial efforts to limit such use, certain customers or end customers may use our platform to transmit unauthorized, offensive or illegal messages, calls, spam, phishing scams and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, launder money, traffic drugs, fraudulently sell goods or services, use credit or debit cards in an unauthorized manner, record conversations without proper notice or consent, and report inaccurate or fraudulent data or information. While these actions are in violation of our policies, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. Additionally, if the measures we have taken are too restrictive and inadvertently screen proper transactions, this could diminish our customer experience. Violations of the TCPA may be enforced by the FCC or by individuals through litigation, including through costly class actions, of which numerous suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, resulting in multi-million dollar settlements to the plaintiffs. In addition to costly and time-consuming litigation, statutory penalties for TCPA violations range from $500 to $1,500 per violation, which has been interpreted to mean per phone call and/or text message sent and therefore the fines and settlement amounts can be very significant. Due to the evolving interpretation of the TCPA’s restrictions, and the highly litigated nature of the TCPA, our and our customers’ business and results of operations may be adversely affected by regulators, including the FCC, or the courts interpreting the TCPA restrictions differently than we do, by actual or perceived violations of the TCPA, as well as by lawsuits or other claims against us and our customers relating to violations of the TCPA. The outcome of such proceedings may not be favorable, and one or more unfavorable outcomes could have a material adverse impact on our financial condition. Additionally, any changes to the TCPA, its interpretation, or enforcement of it by the government or private parties that further restrict the way we or our customers’ contact and communicate with potential customers or generate leads could harm our business, financial condition and results of operations. Additionally, we also send marketing messages via email and are subject to the CAN-SPAM, which establishes specific requirements for commercial email messages and outlines penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content, and obligates, among other things, the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. As laws and regulations, including FTC and FCC enforcement thereof, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us or our customers, or our employees or third parties acting at our direction, to abide by applicable laws and regulations could adversely impact our business, reputation and brand, financial condition and results of operations or subject us to fines or other penalties.

Such illegal use of our platform could damage our reputation and brand and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence or fraud. Moreover, our customers’ and end customers’ promotion of their products and services through our platform might not comply with federal, state and foreign laws. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law. Although we retain the right to verify that customers and end customers are abiding by our policies, our customers and end customers are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or end customers to confirm compliance with our policies. Although Section 230 of the Communications Decency Act currently limits liability for third-party content posted on internet platforms, we cannot predict whether that protection will remain in effect.

We also may record phone calls on behalf of our customers, and our customers may also record phone calls that are placed through our platform. The actual or perceived improper calling of customer phones or recording of customer calls may subject us to potential risks, including claims, demands and litigation, regulatory demands, investigations and other proceedings, and fines, penalties, monetary and other settlements, and other liabilities relating to laws, regulations or other actual or asserted obligations, including consumer protection laws and regulations or certain laws and regulations that require consent, including the consent of all parties in certain states, for recording. Any future such litigation or other proceedings against us, regardless of whether or not they have merit, could be costly and time-consuming to defend and may distract management and technical personnel. Among other potential claims, federal or state regulatory authorities or private groups or individuals may claim that our notices, disclosures, form or manner of obtaining consent or our policies or practices relating to these matters are not adequate or violate applicable law or other actual or asserted obligations, such as industry standards. For example, there has been a rise in lawsuits alleging violations of wiretap laws, particularly in California. Successful lawsuits alleging violations of the California Invasion of Privacy Act can result in statutory penalties of $5,000 per violation.

Risks Related to Our Intellectual Property

If we do not adequately protect our intellectual property and our data, our business, financial condition and results of operations could be materially adversely affected.

We rely on a combination of trademark, trade secret, copyright and patent law and contractual restrictions to protect our intellectual property. However, effective trademark, trade secret, copyright and patent protection is expensive to develop and maintain, both in terms of initial and ongoing applicable registration requirements and expenses and the costs of maintaining, defending and enforcing our registered intellectual property rights. We make business decisions about when to seek patent protection for a particular technology feature of our and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even when we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our platform or other proprietary technology. Given the costs and expenses of obtaining, maintaining, protecting, exploiting, defending and enforcing our registered intellectual property rights, we may choose not to obtain, maintain, protect, exploit, defend or enforce certain intellectual property rights that later turn out to be important. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition and results of operations.

In addition, we attempt to protect our intellectual property, proprietary technology and confidential information by requiring our employees and consultants who contribute to the development of intellectual property on our behalf to enter into confidentiality and invention assignment agreements, and our vendors, customers, business partners and other third parties we share information with to enter into nondisclosure agreements. These agreements may not effectively assign all intellectual property rights to us or prevent unauthorized use or disclosure of our confidential information, trade secrets, intellectual property or proprietary technology and may not provide an adequate remedy in the event of unauthorized use, misappropriation or disclosure of our confidential information, trade secrets or proprietary technology, or infringement or misappropriation of our intellectual property. Additionally, any such agreement with respect to the assignment of intellectual property rights may be breached and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our platform or other software, technology and functionality or obtain and use information that we consider proprietary. In addition, unauthorized parties may also attempt, or successfully endeavor, to obtain our proprietary technology, confidential information and trade secrets through various methods, including through cybersecurity attacks, reverse engineering and legal or other methods of protecting this data may be inadequate.

We have in the past been, and may in the future be, subject to others infringing our intellectual property rights. Competitors have adopted, and may continue to adopt, service names similar to ours, thereby harming our ability to build brand identity and possibly leading to end-customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. We believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill and if we do not adequately protect our rights in our trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Additionally, litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others.

Intellectual property infringement or misappropriation assertions by third parties could result in significant costs and adversely affect our business, financial condition, results of operations and reputation.

We operate in an industry with frequent intellectual property litigation. Other parties have in the past asserted, and may assert in the future, that we have infringed or misappropriated their intellectual property rights. We could be required to pay substantial damages or cease using intellectual property or technology that is deemed infringing or misappropriating. In addition, despite our efforts to ensure that our employees, consultants, vendors and service providers do not use the intellectual property and other proprietary information or know-how of third parties in their work for us, we have in the past been, and may in the future be, subject to claims that we or our employees, consultants, vendors or service providers have inadvertently or otherwise used or disclosed intellectual property, including copyrighted materials, trade secrets, software code or other proprietary information, of a former employer or other third parties.

Further, we cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions would substantially adversely affect our business, financial condition and results of operations. The defense of these claims and any future infringement or misappropriation claims, whether they are with or without merit or are determined in our favor, may result in costly litigation and diversion of technical and management personnel. In addition, we may be unable to meet our obligations to customers under our customer contracts or to compete effectively, and our revenue and results of operations could be adversely impacted. We might also be obligated to indemnify our customers or other companies in connection with any such litigation and to obtain licenses, modify our platform or refund fees, which could harm our financial results. Further, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s patent or copyright rights, cease making, licensing or using products that are alleged to incorporate or infringe the intellectual property of others, expend additional development resources to redesign our offerings, and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. Royalty or licensing agreements, if required, may be unavailable on terms favorable to us, or at all. In any event, we may need to license intellectual property from third parties which may require us to pay royalties or make one-time payments. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could adversely affect our business, reputation, financial condition, results of operations and reputation.

Our platform, including our purpose-built AI solutions such as Titan Intelligence, contains third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could compromise the proprietary nature of our platform or could require disclosure of affected proprietary software source code.

Our platform, including our purpose-built AI solutions such as TitanIntelligence, contains software modules licensed to us by third-party authors under “open source” licenses.

Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the software. In addition, open-source projects may have security and other vulnerabilities and architectural instabilities or may be otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business.

If we combine our proprietary software with open-source software in a certain manner, we could, under certain “copyleft” open source licenses, be required to release the source code of our proprietary software under the terms of such an open source software license, which could require us to offer our source code at little or no cost or grant other rights to our intellectual property. This could enable our competitors to create similar offerings with lower development effort, resources and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the release of the affected portions of our source code, we could be required to purchase additional licenses, expend substantial time and resources to re-engineer some or all of our software or cease use or distribution of some or all of our software until we can adequately address the concerns.

Moreover, we cannot assure you that our processes for controlling our use of open source software in our products will be effective. Although we have certain procedures in place to monitor our use of open-source software that are designed to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source license, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. In addition, the terms of many open-source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims against companies that incorporate open-source software into their solutions, challenging such companies’ rights to use the open-source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software and alleging that we do not have the rights to use, incorporate, distribute, or modify such software. Additionally, if we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our platform on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.

Risks Related to Legal and Regulatory Environment

We may become involved in claims, lawsuits, government investigations and other proceedings that may harm our business, financial condition and results of operations.

From time to time, we have been, and may in the future become, involved in various investigations or legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower, wiretapping and other litigation and claims and governmental and other regulatory investigations and proceedings. For example, plaintiffs have sought to apply federal wiretap laws, such as the Federal Wiretap Act, and similar U.S. state laws, such as California’s Invasion of Privacy Act, to certain advertising and online tracking practices. We have received one or more claims of violation of California’s Invasion or Privacy Act, though none resulting in significant liability or expense. Such laws include private causes of action, and could result in significant monetary liability to address, including settlement costs, even if these causes of action are meritless. The number and significance of these potential claims and disputes may increase as our business expands. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and may harm our financial condition and results of operations. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing may harm our business, financial condition and results of operations.

Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations could adversely affect our business.

We are subject to a number of laws and regulations that apply generally to businesses, including laws and regulations governing the internet and the marketing, sale and delivery of services over the internet. These laws and regulations, which continue to evolve, cover, among other things, taxation, tariffs, privacy and data protection, cybersecurity, pricing, content, copyrights, distribution, mobile and telecommunications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer and business financial products, insurance products, consumer protection, the provision of online payment services, payroll compliance, the design and operation of websites and the characteristics and quality of products that are offered online. We cannot guarantee that we have been or will in the future be fully compliant with such laws and regulations in every jurisdiction, as it is not entirely clear in every jurisdiction how existing laws and regulations governing such areas apply or will be enforced. Moreover, as the regulatory landscape continues to evolve, increasing regulation and enforcement efforts by federal, state and foreign authorities, and the prospects for private litigation claims, become more likely. In addition, the adoption of new laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market or sell our platform could harm our ability to offer, or negatively affect contractor demand for, our platform, which could impact our revenue, impair our ability to expand our platform and service offerings, and make us more vulnerable to competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices and raise compliance costs or other costs of doing business.

Additionally, various federal, state and foreign labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, workplace health and safety standards, payroll taxes, citizenship requirements and other laws and regulations. The number and type of laws applicable to us and our workforce will grow as our remote workforce increases.

Significant additional laws or regulations, or our failure to comply with any laws and regulations that now, or could in the future, apply to our business could materially adversely affect our business, financial condition, results of operations and prospects.

In addition, changes in regulations could negatively impact the business environment for the trades industry. Laws and regulations are rapidly evolving and may change significantly in the future. In particular, our customers are subject to a wide range of laws and regulations related to payroll, employment, data protection, privacy and marketing, and our business could be adversely affected should our solutions and platform not be able to keep pace with such regulatory changes.

The expansion of our operations outside the United States, which subjects us to additional costs and risks, could adversely affect our business, financial condition and results of operations.

While we currently operate primarily in the United States and Canada, a significant portion of our workforce is comprised of engineering contractors distributed internationally, including, but not limited to, persons in Armenia, Macedonia, and Poland, and our international contract workforce has grown as a result of our acquisitions of ServicePro and FieldRoutes.

If our access to this workforce is disrupted, our business may be adversely affected and we may not be able to grow effectively. Geopolitical events and local government and other actions, including armed conflicts, or sanctions imposed by the United States on countries in which members of our workforce reside, may reduce the availability of or disrupt communication with these workforces, or delay projects under development by the distributed teams. Our continued ability to grow and compete effectively depends on these workforces, so their limited availability or unavailability would impact our performance.

We may expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional countries. While we currently operate primarily in the United States and Canada, a significant portion of our workforce is comprised of engineering contractors distributed internationally, including, but not limited to, persons in Armenia, Macedonia, and Poland, and our international contract workforce has grown as a result of our acquisitions of ServicePro and FieldRoutes.

Any new markets or countries into which we attempt to sell subscriptions to access our platform may not be receptive to our efforts. For example, we may not be able to expand further in some markets if we are not able to adapt our platform to fit the needs of prospective customers in those markets or if we are unable to satisfy certain country- and industry-specific laws or regulations. In addition, future international expansion will also require considerable management attention and the investment of significant resources while subjecting us to new risks and increasing certain risks that we already face, including risks associated with:

•
recruiting and retaining talented and capable employees outside the United States, including employees who speak multiple languages and come from a wide variety of different cultural backgrounds and customs;
•
maintaining our company culture across all of our global offices;
•
providing our platform in different languages;

•
compliance with applicable international laws and regulations, including laws and regulations with respect to employment, construction, privacy, data protection, cybersecurity, consumer protection and unsolicited email, and the risk of penalties and fines against us and individual members of management or employees if our practices are deemed to be out of compliance;
•
managing an employee base in jurisdictions with differing employment regulations;
•
operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States and navigating the practical enforcement of such intellectual property rights outside of the United States;
•
the risk of changes in foreign laws that could restrict our ability to use our intellectual property outside of the foreign jurisdiction in which we developed it;
•
compliance by us and our partners with anti-corruption laws, competition laws, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory limitations on our ability to provide our platform in certain international markets;
•
foreign exchange controls that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the United States;
•
political and economic instability;
•
changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes and other trade barriers;
•
generally longer payment cycles and greater difficulty in collecting accounts receivable;
•
double taxation of our international earnings and potentially adverse tax consequences due to changes in the income and other tax laws of the United States or the international jurisdictions in which we operate; and
•
higher costs of doing business internationally, including increased accounting, travel, infrastructure and legal compliance costs.

Compliance with laws and regulations applicable to our global operations substantially increases our cost of doing business. We may be unable to keep current with changes in laws and regulations as they occur. Although we have implemented policies and procedures designed to support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance or that all of our employees, contractors, partners and agents will comply. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, we may need to relocate or cease operations in certain foreign jurisdictions, which could adversely affect our business, financial condition, results of operations and prospects.

We are subject to governmental export and import controls and economic sanctions programs that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

Certain of our products may be subject to various restrictions under U.S. and foreign export control and economic sanctions laws and regulations, including the U.S. Export Administration Regulations and economic and trade sanctions regulations administered by the Office of Foreign Assets Control (“OFAC”). The export of or provision of our platform must be made in compliance with these laws and regulations. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology could in the future be provided inadvertently in violation of such laws, despite the precautions we take. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus. Due to the U.S. sanctions, we restricted access to our software for Russian engineers and arranged to move certain contractors out of Russia for the purpose of continuing to perform engineering services for us. These actions led to some limited disruptions in our development activities, and further disruptions may take place, if the United States and other countries could impose wider sanctions and export restrictions and take other actions. Any exports, even for the purpose of developing software or services sold in the United States and Canada, as well as our ability to use developers in Russia and Belarus, may be impacted by these restrictions.

If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export privileges, fines, which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular deployment may be time consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. In addition, changes in our platform, or changes in applicable export or economic sanctions regulations may create delays in the introduction and deployment of our platform in international markets, or, in some cases, prevent the export or provision of our platform to certain countries or end customers. A change in export or economic sanctions regulations, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our platform, or in our decreased ability to export or provide our platform to existing or prospective customers with international operations. Any decreased use of our platform or limitation on our ability to export or provide our platform may harm our business, financial condition and results of operations.

Compliance with applicable regulatory requirements regarding the export and provision of our platform, including with respect to new releases of our platform, may create delays in the introduction of our platform in international markets, prevent our customers with international operations from deploying and using our platform throughout their globally distributed systems or, in some cases, prevent the export or provision of our platform to some countries altogether.

Russian military action against Ukraine has adversely affected, and could continue to adversely affect, our operations and the productivity of our employees.

We have a significant number of personnel, including both employees and contractors, in Armenia as well as Poland and other European countries, and we had engineering contractors in Russia prior to U.S. sanctions against Russia. In late February 2022, Russian military forces launched significant military action against Ukraine, which could cause sustained conflict and disruption in nearby countries like Armenia, Macedonia, and Poland.

As a result of the situation in Ukraine, new and stricter sanctions have been imposed by the United States, Canada, the United Kingdom, the European Union and other countries and organizations against officials, individuals, regions and industries in Russia. Soon after the Russian military action began, in response to U.S. sanctions, we restricted our Russian engineering contractors’ access to our software and arranged to move approximately 50 contractors out of Russia for the purpose of continuing to perform engineering services for us. Prolonged unrest, intensified military activities or the implementation of more extensive sanctions impacting the region could also adversely affect our operations and the productivity of our employees in Armenia, Macedonia, and Poland and other European countries.

In addition, negative global and regional economic conditions, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation, rising interest rates, and bank failures, international trade relations, geopolitical instability and uncertainty, such as the war in Ukraine and resulting heightened risk of cyberattacks, intellectual property theft, and a reduction in information technology spending regardless of macroeconomic conditions could have adverse impacts on our business, results of operations and financial condition, including longer sales cycles, lower prices for our subscriptions, higher default rates among our channel partners, reduced sales and slower or declining growth.

We are subject to anti-corruption and anti-bribery laws and anti-money laundering laws and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to the Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption and anti-bribery laws, U.S. anti-money laundering laws, and similar laws in countries where we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies, their employees, agents, representatives, business partners and third-party intermediaries from promising, authorizing, making, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector, including anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business, or otherwise obtaining favorable treatment. Anti-money laundering laws generally prohibit persons from engaging in transactions where the proceeds at issue derive from, or are intended to facilitate or conceal, illegal activity, or where a party to the transaction is “willfully blind” to the illegal sources of the proceeds. If and when we increase our international sales and operations, our risks under these laws may increase.

In addition, we use third parties to sell access to our platform and conduct business on our behalf abroad. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we can be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries, even if we do not explicitly authorize such activities. We cannot assure you that all of our employees, agents, representatives, business partners or third-party intermediaries will not take actions in violation of applicable law for which we may be ultimately held responsible.

These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. We cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any allegations or violations of the FCPA or other applicable anti-corruption laws, anti-money laundering laws or other laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and suspension or debarment from government contracts. Responding to any investigation or action will likely result in a materially significant diversion of management attention and resources and significant defense costs and other professional fees. Any of the foregoing may harm our reputation, growth prospects, business, financial condition and results of operations.

Risks Related to Financial, Tax and Accounting Matters

The material weaknesses in our internal control over financial reporting, which we first identified in fiscal 2019, were remediated as of the end of fiscal 2024. While we remediated these material weaknesses, such remediation does not guarantee that our remediated controls will continue to be effective or that we will not experience other material weaknesses in the future, which could affect the reliability of our financial statements and have other adverse consequences.

We were a private company from our inception through our IPO, and, as such, we have not had the internal control over financial reporting requirements of a publicly traded company. As a result of becoming a public company, we are now required to furnish a report by management on the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for fiscal 2026. This assessment will need to include disclosure of any material weaknesses identified in our internal control over financial reporting.

We have previously identified material weaknesses in our internal control over financial reporting, which consisted of the following: (i) lack of an effective control environment including insufficient resources with an appropriate level of controls knowledge and expertise commensurate with our financial reporting requirements, (ii) ineffective controls over our financial close and financial reporting, including controls over cash flow statements, balance sheet reconciliations and journal entries including maintaining appropriate segregation of duties, (iii) ineffective controls related to the identification of, and accounting for, certain non-routine, complex or unusual events or transactions and the adoption of new accounting standards, and (iv) ineffective information technology general controls in the areas of user access, program change-management, program development and computer operations controls over certain information technology systems relevant to our financial statements. After these material weaknesses were identified, we implemented a remediation plan that included the following:

•
We hired additional qualified accounting and IT personnel to bolster our technical reporting, operational accounting, tax and IT compliance capabilities. We implemented controls to formalize roles and review responsibilities to align with our team’s skills and experience and implemented formal controls over segregation of duties. We evaluated our resource needs and will continue to evaluate and hire additional resources as needed to support our growth.
•
We designed and implemented procedures and controls to identify and account for complex accounting transactions and other technical accounting and financial reporting matters including accounting memoranda addressing these matters.
•
We also engaged and will continue to engage external consultants with appropriate expertise for more complex technical accounting issues, specifically related to acquisitions and new accounting standards, which supplements our internal resources and allows us to scale our accounting processes to match growth and changes in our business and operations.
•
We implemented an enterprise resource planning (“ERP”), system and other applications to support our business processes. We designed and implemented controls to, among other things, optimize automation to enhance our financial statement close process, reduce the number of manual journal entries, enforce segregation of duties and facilitate the proper review of journal entries.
•
We formalized accounting processes, policies and procedures supporting our financial close process, including creating standard balance sheet reconciliation templates, and formalized procedures over the review of financial statements.
•
We enhanced IT governance processes, including implementing a streamlined process to govern access and change management processes across key corporate applications, implementing more robust IT policies and procedures over access and change management and computer operations, automating components of our change management and logical access processes, and enhanced IT controls.

As of January 31, 2024, we completed our remediation efforts, including the testing of the operating effectiveness of the controls, and we concluded that the material weaknesses have been remediated. However, we recognize that maintaining effective internal control over financial reporting will continue to require significant attention from management and expense, and we cannot guarantee that we will not identify material weaknesses in the future.

Our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse, which would occur in the event we have a material weakness in our internal control over financial reporting. If new material weaknesses are identified in our internal control over financial reporting, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our Class A common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to make scheduled payments on or to refinance our debt obligations, including under our Credit Agreement, depends on our financial condition and results of operations, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal or interest on our indebtedness reflected in our consolidated financial statements. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay strategic acquisitions and partnerships, capital expenditures and payments on account of other obligations, seek additional capital, restructure or refinance our indebtedness or sell assets. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and could require us to comply with more onerous covenants, which could further restrict our business operations. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

If we are unable to repay or otherwise refinance our indebtedness when due, if we fail to comply with financial or other covenants in our debt service agreements, which include liquidity covenant and a recurring revenue covenant, or if any other event of default is not cured or waived, the applicable lenders could accelerate our outstanding obligations or foreclose against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the Credit Agreement or the exercise by the applicable lenders of their rights under the security documents could have an adverse effect on our business, financial condition and results of operations and could have a material adverse effect on the trading price of our Class A common stock.

The Credit Agreement contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.

The terms of the Credit Agreement include a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate with other companies or sell substantially all of our assets, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions or engage in transactions with affiliates. The terms of the Credit Agreement also include financial covenants, including a liquidity covenant and a recurring revenue covenant. The terms of the Credit Agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, including potential acquisitions, and compete against companies which are not subject to such restrictions.

We may require additional capital, which may not be available on terms acceptable to us, or at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing platform, improve our operating infrastructure or acquire complementary businesses and technologies. We may require additional financing to meet our working capital and capital expenditure in the future. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked securities or convertible debt securities, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Debt financings increase expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of our results of operations. For example, covenants contained in our Credit Agreement will limit our ability to pay dividends, to create, incur or assume indebtedness or liens, to consummate certain strategic transactions, to engage in transactions with affiliates and to make certain investments.

We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business, financial condition and results of operations could be adversely affected.

Our estimates or judgments relating to our critical accounting policies may be based on assumptions that change or prove to be incorrect, which could cause our results of operations to fall below expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment and use of estimates include revenue recognition, fair value of stock-based compensation, fair value of the common stock underlying our stock-based awards and fair value of assets acquired and liabilities assumed in a business combination. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

We rely on assumptions and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and our business.

We track certain operational metrics, including the number of Active Customers, which we define as customers with over $10,000 of annualized billings, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. We may also discover unexpected errors in the data that we are using that resulted from technical or other errors. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. If we determine that any of our metrics or figures are not accurate, we may be required to revise or cease reporting such metrics or figures. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring these metrics. Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. In addition, our methodology for calculating these metrics may differ from the methodology used by other companies to calculate similar metrics and figures. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate or if we discover material inaccuracies with respect to these figures, we expect that our business, financial condition and results of operations could be adversely affected.

Operating as a public company will require us to incur substantial costs and will require substantial management attention.

As a public company, we will incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of The Nasdaq Stock Market LLC (the “Exchange”). The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. Compliance with these rules and regulations will increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an “emerging growth company.” In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Quarterly Report and in filings required of a public company, our business, financial condition and results of operations will become more visible, which may result in threatened or actual litigation, including by competitors.

Certain members of our management team have limited experience managing a publicly traded company, and certain members joined us more recently. As such, our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which may harm our business, financial condition and results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

Our ability to utilize our federal net operating loss carryforwards (“NOLs”), may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). These limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period.

We conducted a formal study through June 30, 2021 that concluded that although there had been prior ownership changes, there were no actual limitations on the use of our NOLs. We have not conducted another formal study to assess whether any additional ownership change has occurred. If we have undergone additional ownership changes, or if we undergo an ownership change in the future, our ability to use our pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. Future changes in our stock ownership, some of which may be outside of our control, may result in an ownership change under these rules.

There is a risk that due to changes in tax law, regulatory changes or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise become unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed by us. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

Our results of operations may be harmed if we are required to collect or pay sales or other taxes in jurisdictions where we have not historically done so.

States and some local taxing jurisdictions have differing rules and regulations governing sales and use and other taxes, such as gross receipts taxes, excise taxes, and telecom taxes, and these rules and regulations are subject to varying interpretations that may change over time. The application of federal, state, local and international tax laws to services provided electronically is evolving. In particular, the applicability of sales taxes and other taxes to our platform in various jurisdictions is unclear. We collect and remit sales tax and other taxes in the United States and value-added tax (“VAT”), in a number of international jurisdictions. It is possible, however, that we could face sales tax or other tax or VAT audits and that our liability for these taxes could exceed our estimates as tax authorities in the United States or other jurisdictions could still assert that we are obligated to collect additional tax amounts from our paying customers and remit those taxes to those authorities. We could also be subject to audits in states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our platform in jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities for past sales, discourage organizations from subscribing to our platform, or otherwise harm our business, financial condition and results of operations.

Further, one or more state or foreign or other tax authorities could seek to impose additional sales, use, telecommunications tax or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. Liability for past taxes may also include substantial interest and penalty charges. Any successful action by state, foreign or other authorities to compel us to collect and remit sales tax, use tax, telecommunication tax or other taxes, either retroactively, prospectively, or both, may harm our business, financial condition and results of operations.

Changes in U.S. tax laws and regulations and those which we are subject to in various tax jurisdictions could adversely affect our business, financial condition and results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations and our business, financial condition and results of operations. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and prospective customers may elect not to purchase our offerings in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers and our compliance, operating and other costs, as well as the costs of our offerings. Further, these events could decrease the capital we have available to operate our business. Any or all of these events may harm our business, financial condition and results of operations.

As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations. We may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. An increase in our tax liabilities could harm our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or assert that benefits of tax treaties are not available to us, any of which may harm us and our results of operations.

Our results of operations may be adversely affected by changes in accounting principles applicable to us.

GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. Changes in accounting principles applicable to us, or varying interpretations of current accounting principles, could have a significant effect on our reported results of operations. Further, any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Risks Related to Ownership of Our Class A Common Stock and Governance

The multi-class structure of our common stock has the effect of concentrating voting power with Ara Mahdessian, our co-founder, Chief Executive Officer and a member of our board of directors, and Vahe Kuzoyan, our co-founder, President and a member of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction.

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no votes per share, except as otherwise required by law. Our Co-Founders and their respective affiliates together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of the completion of our IPO, the shares held by our Co-Founders (including shares over which they have voting or administrative control) represented approximately 64% of the voting power of our outstanding capital stock, which voting power may increase over time as our Co-Founders exercise or vest in equity awards over time. If all such equity awards held by our Co-Founders (including the Co-Founder PSUs) had been exercised or vested and settled in shares of our Class B common stock as of the date of the completion of our IPO, the shares held by our Co-Founders (including shares over which they have voting or administrative control) represented approximately 75% of the voting power of our outstanding capital stock. As a result, our Co-Founders will be able to significantly influence or control any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Our Co-Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control or significant influence may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in our Co- Founders undertaking, or causing us to undertake, actions that would be desirable for our Co-Founders but would not be desirable for our other stockholders.

Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon certain events specified in our amended and restated certificate of incorporation. If the employment of one of our Co-Founders is terminated by us for reasons other than cause or death, the shares of Class B common stock held by such Co-Founder (and his affiliates) will not automatically convert into shares of Class A common stock upon such a termination. Under these circumstances, one of our Co-Founders could no longer be employed by us but continue to hold shares of Class B common stock that represent significant voting power of our capital stock and could undertake actions that would be desirable for such Co-Founder but would not be desirable for other stockholders. For additional information about our multi-class structure, see the section titled “Description of Capital Stock” within the Prospectus.

Shares of our Class C common stock, which entitle the holder to no votes per share (except as otherwise required by law), will not be issued and outstanding upon the completion of the offering and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future for various uses including to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time, the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in our Co-Founders holding less than a majority of our total outstanding voting power. Once our Co-Founders own less than a majority of our total outstanding voting power, our Co- Founders will no longer have the unilateral ability to elect all of our directors and to significantly influence or control the outcome of any matter submitted for a vote of our stockholders. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which will prolong the voting power of our Co-Founders. As a result, the issuance of shares of Class C common stock could prolong the duration of our Co-Founders’ control of our voting power and their ability to elect all of our directors and to significantly influence or control the outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to our Co-Founders and, in that event, they would be able to sell such shares of Class C common stock and achieve liquidity in their holdings without diminishing their voting power. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the Exchange. For additional information, see the section titled “Description of Capital Stock—Anti-Takeover Provisions” within the Prospectus.

We cannot predict the effect our multi-class structure may have on the market price of our Class A common stock.

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity or other adverse consequences. For example, certain stock index providers have excluded or limited the eligibility of public companies with multiple classes of shares of common stock from being added to certain stock indices. The multi-class structure of our common stock would therefore make us ineligible for inclusion in indices with such restrictions and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices may not invest in our Class A common stock.

In addition, several stockholder advisory firms and large institutional investors have been critical of the use of multi-class structures. Such stockholder advisory firms may publish negative commentary about our corporate governance practices or capital structure, which may dissuade large institutional investors from purchasing shares of our Class A common stock.

These actions could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

There has previously been no public market for our Class A common stock, and the trading price of our Class A common stock may be volatile.

There was no public market for our Class A common stock prior to our IPO, and an active trading market for our Class A common stock may not develop or be sustained. In addition, the trading price of our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

•
price and volume fluctuations in the overall stock market or of technology stocks from time to time;
•
volatility in the market due to macro-economic developments, including but not limited to, the occurrence of pandemics such as the COVID-19 pandemic and rising interest rates and increased inflation;
•
changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•
sales of shares of our Class A common stock by us or our stockholders, as well as the anticipation of the expiration of, or releases from, market standoff agreements or lock-up agreements;
•
failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•
the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•
announcements by us or our competitors of new offerings or products;
•
the public’s reaction to our press releases, other public announcements and filings with the SEC;
•
rumors and market speculation involving us or other companies in our industry;
•
short selling of our Class A common stock or related derivative securities;
•
actual or anticipated changes in our results of operations or fluctuations in our results of operations, including due to the seasonality of our business;
•
actual or perceived cybersecurity breaches or incidents;
•
actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•
announced or completed acquisitions of businesses, products or technologies by us or our competitors;
•
developments or disputes concerning our intellectual property or other proprietary rights;
•
litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•
new laws, regulations, rules or industry standards or new interpretations of existing laws, regulations, rules or industry standards applicable to our business;
•
the impact of political instability, natural disasters, war and/or events of terrorism, such as the conflict in the Middle East and between Russia and Ukraine and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe and the Middle East, as well as other countries such as China;

•
changes in accounting standards, policies, guidelines, interpretations or principles;
•
any significant change in our management or board of directors; and
•
sales of our Class A common stock by us, our founders, officers, directors and employees.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition or results of operations. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the overall market and the trading price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, would result in substantial costs and a diversion of our management’s attention and resources.

Recently, the stock markets in general, and the markets for technology stocks in particular, have experienced extreme volatility. The stock prices of many technology companies have declined significantly and in certain instances the declines have been unrelated or disproportionate to the operating performance of those companies. Furthermore, the trading price of our Class A common stock may be adversely affected by third parties trying to drive down the trading price of our Class A common stock. Short sellers and others, some of whom post anonymously on social media, can negatively affect the trading price of our Class A common stock and may be positioned to profit if the trading price of our Class A common stock declines. These broad market and industry factors may seriously harm the trading price of our Class A common stock, regardless of our operating performance.

A substantial portion of the outstanding shares of our Class A common stock (including shares of our Class A common stock issuable upon conversion of our Class B common stock) are currently restricted from immediate resale but may be sold on the Exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the trading price of our Class A common stock.

The trading price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market after our IPO, and the perception that these sales could occur may also depress the trading price of our Class A common stock. Upon the completion of our IPO, we had 76,524,876 shares of our Class A common stock, 13,404,097 shares of our Class B common stock and no shares of our Class C common stock outstanding. The shares of Class A common stock that we sold in our IPO may be resold immediately. The remaining shares of our capital stock will become available for sale under the terms of market standoff provisions in agreements with us, and lock-up agreements entered into between the holders of those shares and the underwriters of our IPO.

Our executive officers, directors and the holders of a substantial majority of our capital stock and securities convertible into or exchangeable for our capital stock have entered into lock-up agreements with the underwriters of our IPO under which they agreed, subject to specific exceptions, not to dispose of or hedge any of our capital stock for 180 days following the date of our IPO. We refer to this period as the restricted period. Our executive officers, directors and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock are subject to market standoff agreements with us under which they agreed that, subject to certain exceptions, during the restricted period, they will not directly or indirectly dispose any of our capital stock. When the restricted period expires with respect to all or a portion of our shares, our security holders will be able to sell their shares in the public market. See the section titled “Shares Eligible for Future Sale” within the Prospectus for additional information.

As a result of these agreements and the provisions of our amended and restated investors’ rights agreement, dated as of July 27, 2023, (the “IRA”), described further in the section titled “Description of Capital Stock— Registration Rights,” within the Prospectus, and subject to the provisions of Rule 144 or Rule 701 under the Securities Act, shares of our Class A common stock (including shares of our Class A common stock issuable upon conversion of our Class B common stock) became or will become available for sale in the public market as follows:

•
all shares of our Class A common stock sold in the IPO became immediately available for sale in the public market; and
•
beginning 181 days after the completion of the IPO, the remainder of the shares of our Class A common stock (including shares of our Class A common stock issuable upon conversion of our Class B common stock) will become immediately available for sale in the public market, subject in some cases to the volume and other restrictions of Rule 144.

Upon the completion of the IPO, stockholders owning an aggregate of up to approximately 80.5 million shares of our Class A common stock (including shares of our Class A common stock issuable upon conversion of our Class B common stock and/or the exercise or settlement, as applicable, of outstanding equity awards) were entitled, under the IRA, to require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans and, subject to the satisfaction of applicable exercise periods and the expiration or waiver of the lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the United States in the open market.

Sales of our Class A common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. These sales also could cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

Sales, directly or indirectly, of shares of our Class A common stock by existing equityholders could cause the market price of our Class A common stock to decline.

Sales, directly or indirectly, of a substantial number of shares of our Class A common stock, or the public perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and may take, or attempt to take, steps to sell, directly or indirectly, their shares or otherwise secure, or limit the risk to, the value of their unrecognized gains on those shares.

While our executive officers, directors and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into lock-up agreements with the underwriters of our initial public offering or are subject to market standoff provisions with us, sales, short sales or hedging transactions involving our equity securities, whether or not we believe them to be prohibited, could adversely affect the market price of our Class A common stock. Further, record holders of our securities are typically the parties to the lock-up agreements or market standoff provisions, while holders of beneficial interests in our shares who are not also record holders in respect of such shares are not typically subject to any such agreements or other similar restrictions. Accordingly, we believe that holders of beneficial interests who are not record holders and are not bound by lock-up agreements or market standoff provisions could enter into transactions with respect to those beneficial interests that negatively impact the market price of our Class A common stock. In addition, to the extent an equity holder does not comply with or the underwriters are unable to enforce the terms of a lock-up agreement or market standoff provision, such equity holder may be able to sell, short sell, transfer, hedge, pledge or otherwise dispose of or attempt to sell, short sell, transfer, hedge, pledge or otherwise dispose of, their equity interests at any time during the restricted period, which could negatively impact the market price of our Class A common stock.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our Class A common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the General Corporation Law of the State of Delaware (the “DGCL”) may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•
our amended and restated bylaws provide that approval of the holders of at least two-thirds of the voting power of the outstanding shares of our capital stock voting as a single class is required for stockholders to amend or adopt any provision of our bylaws;
•
our multi-class structure, which provides our Co-Founders with the ability to significantly influence or control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock, Class B common stock and Class C common stock;
•
our amended and restated certificate of incorporation does not provide for cumulative voting;
•
vacancies on our board of directors will be filled only by appointment by our board of directors and not by stockholders;
•
our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;
•
a special meeting of our stockholders may only be called by the chairperson of our board of directors, our Chief Executive Officer, our President or a majority of our board of directors;
•
certain litigation against us can only be brought in Delaware;

•
our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•
advance notice procedures will applies for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.

Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws further provide that the federal district courts of the United States are the exclusive forum for resolving any complaints asserting a cause of action arising under the Securities Act. We note, however, that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder, and that there is uncertainty as to whether a court would enforce this exclusive forum provision. Further, the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. For example, in December 2018, the Court of Chancery of the State of Delaware determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. Although this decision was reversed by the Delaware Supreme Court in March 2020, other courts may still find these provisions to be inapplicable or unenforceable.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which may harm our business, financial condition and results of operations.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including an exemption from compliance with the auditor attestation requirement on the effectiveness of our internal control over financial reporting, reduced disclosure obligations about our executive compensation arrangements and exemptions from the requirements to obtain a nonbinding advisory vote on executive compensation or stockholder approval of any golden parachute arrangements. As an “emerging growth company,” we are also allowed to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, our financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be for as long as five full reporting years. We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our Class A common stock adversely, the trading price and trading volume of our Class A common stock could decline.

The trading market for our Class A common stock depends, in part, on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. Analysts may misinterpret our business and focus on certain standard SaaS metrics, like calculated billings and remaining performance obligations, that are not as applicable to us as other peer companies. If any of the analysts who cover us change their recommendation regarding our Class A common stock adversely, provide more favorable relative recommendations about our competitors, or publish inaccurate or unfavorable research about our business, the trading price of our Class A common stock would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the trading price and volume of our Class A common stock to decline.

We do not intend to pay cash dividends for the foreseeable future on our capital stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future on our capital stock. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their capital stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Our principal stockholders will continue to have significant influence over the election of our board of directors and approval of any significant corporate actions, including any merger, consolidation, or sale of all or substantially all of our assets.

Our founders, executive officers, directors and other principal stockholders, in the aggregate, beneficially own a majority of our outstanding capital stock. These stockholders currently have, and likely will continue to have, significant influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. In addition, certain of these holders have entered into voting agreements and voting proxies that further concentrate influence with respect to significant corporate actions. The concentrated voting power of these stockholders could have the effect of delaying or preventing an acquisition of us or another significant transaction. This influence over our affairs could, under some circumstances, be adverse to the interests of other stockholders.

An entity affiliated with Vahe Kuzoyan, our co-founder and President has pledged shares of our Class B common stock to secure certain borrowings. The forced sale of these shares pursuant to a margin call would cause these shares of Class B common stock to convert into shares of Class A common stock and could cause our stock price to decline and negatively impact our business.

In December 2021, Vahe Kuzoyan, our co-founder, President and a member of our board of directors and his spouse, individually and as trustees of the K-A Family Trust dated December 6, 2021 (the “Trust”), entered into a loan agreement and security and pledge agreement. The loan is secured by pledges of a portion of our Class B common stock currently owned by the Trust. Mr. Kuzoyan exercises voting control over the pledged shares of Class B common stock.

If the price of our Class A common stock were to decline substantially, Mr. Kuzoyan, his spouse and the Trust may be forced to provide additional collateral for the loan or to sell shares of our Class A common stock (after converting shares of Class B common stock) in order to remain within the margin limitations imposed under the terms of the loan. The loan agreement prohibits the non-pledged shares currently owned by Mr. Kuzoyan, his spouse and the Trust, as well as equity interests in our Company held by Mr. Kuzoyan, from being pledged to secure any other loans or from being sold, transferred or assigned. These factors may limit Mr. Kuzoyan’s and the Trust’s ability to either pledge additional shares of our Class B common stock or sell shares of our Class A common stock (after converting shares of Class B common stock) as a means to avoid or satisfy a margin call with respect to the pledged shares of our Class B common stock in the event of a decline in our stock price that is so substantial as to trigger a margin call. Any sales of Class A common stock following a margin call that is not satisfied may cause the price of our Class A common stock to decline further.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Equity Plan-Related Issuances

During the three months ended October 31, 2024, we issued and sold to our directors, officers, employees, consultants and other service providers an aggregate of 80,378 shares of our common stock upon the exercise of stock options under our 2015 Stock Plan, at exercise prices ranging from $0.71 to $63.55 per share, for an aggregate purchase price of $1.1 million.

During the three months ended October 31, 2024, we granted to our directors, officers, employees, consultants and other service providers an aggregate of 297,327 RSUs to be settled in shares of our Class A common stock and 6,483,088 RSUs to be settled in shares of our Class B common stock, in each case pursuant to our 2015 Stock Plan.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act, as transactions under compensatory benefits plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

On December 11, 2024, the IPO Registration Statement (File No. 333-283296) relating to our IPO was declared effective by the SEC. The IPO closed on December 13, 2024, at which time we issued and sold 8,800,000 shares of our Class A common stock at a public offering price of $71 per share, and on December 17, 2024, we issued and sold 1,320,000 additional shares of Class A common stock to the underwriters of the IPO pursuant to exercise in full of their option to purchase additional shares. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as representatives of the underwriters for the offering.

We received aggregate proceeds from our IPO of approximately $679.0 million, after deducting underwriting discounts of $39.5 million but before deducting offering expenses. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. We used $310.6 million of proceeds from our IPO to redeem all outstanding shares of our non-convertible preferred stock. There has been no material change in the expected use of the net proceeds from our IPO as described in the Prospectus included in the IPO Registration Statement.

Issuer Purchases of Equity Securities

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended October 31, 2024, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of ServiceTitan, Inc.	8-K	001-42434	3.1	12/13/2024
3.2	Amended and Restated Bylaws of ServiceTitan, Inc.	8-K	001-42434	3.2	12/13/2024
4.1	Form of Class A Common Stock Certificate of ServiceTitan, Inc.	S-1	333-283296	4.2	11/18/2024
4.2	Form of Class B Common Stock Certificate of ServiceTitan, Inc.	S-8	333-283742	4.6	12/12/2024
4.3	Amended and Restated Investors’ Rights Agreement, by and among ServiceTitan, Inc. and certain holders of its capital stock, dated as of July 27, 2023.	S-1	333-283296	4.3	11/18/2024
10.1

Amendment Number One to Credit Agreement, by and among ServiceTitan, Inc., the lenders identified on the signature pages thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of September 27, 2024.

		S-1	333-283296	10.8(b)	11/18/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not “filed” with the Securities and Exchange Commission, and shall not be incorporated by reference into any filing of ServiceTitan, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ServiceTitan, Inc.

Date: January 14, 2025	By:	/s/ Dave Sherry
Dave Sherry
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)