Form 10-K
period 2025-01-31
ServiceTitan, Inc.
filed 2025-04-02
CIK 1638826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42434

ServiceTitan, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0331862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800 N Brand Blvd. Suite 100 Glendale, California	91203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 899-0970

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	TTAN	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of July 31, 2024, the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s Class A common stock began trading on the Nasdaq Global Select Market on December 12, 2024.

As of March 15, 2025, 76,732,506 shares of the registrant’s Class A common stock were outstanding, 13,404,097 shares of the registrant’s Class B common stock, par value $0.001 per share, were outstanding, and no shares of the registrant’s Class C common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2025 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended January 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended January 31, 2025 (this “Annual Report”) contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements established by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in this Annual Report, and generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential” “predict,” “project,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

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
•
our expectations regarding the amount of our customers’ gross transaction volume (“GTV”), which represents the sum of total dollars invoiced by our customers to end customer through our platform in a given period and is intended to be a proxy for the total revenue our customers generate from their end customers, that we can recognize as revenue;
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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on management's current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects, based on information available to us at the time such statements are made. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 1A, “Risk Factors,” within this Annual Report, as well as those risks and uncertainties set forth from time to time in our reports and other documents filed with the Securities and Exchange Commission (the “SEC”).

Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Moreover, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law or the listing rules of The Nasdaq Stock Market LLC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” contained within this Annual Report. These risks could materially and adversely impact our business, financial condition and results of operations, which could cause the trading price of our Class A common stock to decline and could result in a loss of all or part of your investment. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:

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

PART I

Item 1. Business.

ServiceTitan is the operating system that powers the trades.

We are modernizing a large and technologically underserved industry—an industry commonly referred to as the “trades.” The trades consist of the collection of field service activities required to install, maintain, and service the infrastructure and systems of residences and commercial buildings. Tradespeople—like your local plumber, roofer, landscaper, HVAC technician and others who are employed in the trades—are immensely skilled and extensively trained. They are the essential, unsung heroes who work tirelessly to ensure that our needs are met where we live or work, ready at a moment’s notice to leave their families in the middle of the night to go across town to help others.

ServiceTitan was born in the trades and built for the trades. Our founders, Ara Mahdessian and Vahe Kuzoyan, are the sons of trades business owners and founded ServiceTitan to provide tradespeople, like their parents, with technology that is purpose built to help trades businesses thrive. Our software provides an end-to-end, cloud-based software platform that connects and manages a wide array of business workflows such as advertising, job scheduling and management, dispatching, generating estimates and invoices, payment processing and more. Tradespeople spend their days interfacing with the ServiceTitan platform across what we believe to be the five most business-critical functions, or the “core centers of gravity,” inside a trades business: CRM (customer relationship management, including sales enablement, marketing automation and customer service), FSM (field service management, including scheduling and dispatching), ERP (enterprise resource planning, including inventory), HCM (human capital management, including compensation and payroll integration) and FinTech (including payments and third-party consumer financing). By offering interoperable capabilities in all five centers of gravity, we continuously capture comprehensive data insights across key workflows in a trades business.

ServiceTitan is focused on the success of our customers. We believe that our customers’ success leads to our success, and our broad platform, close customer proximity and deep connection with the industry enable us to improve our customers’ business outcomes. We believe we have the largest proprietary data asset in our industry, which means we can see and learn from an industry-specific dataset; and we are the system of record for our customers, solving end-to-end workflow. Because of these factors, we are fundamentally able to turn insights into action, a foundation that is accelerated by our AI capabilities. This helps our customers grow and further professionalize their businesses, positioning them to accelerate revenue, drive operational efficiency and deliver a superior end-customer service experience.

Industry Background

Access to clean water, consistent power, heated and ventilated air, an environment free from pest infestations, and a roof overhead are just some of the basic requirements of the modern home and business. We take these standards of living and comforts for granted until something goes wrong—a water pipe bursts, the heat goes out in the dead of winter or the power goes down in the middle of the workday. It is in these moments when tradespeople come to the rescue and we remember how much we depend on the trades.

The Trades Are Large, Durable and Rapidly Professionalizing

The trades are a cornerstone of our global economy and one of the largest employment categories for the U.S. workforce. They attract considerable spending on homes, businesses and other properties.

Historically, the trades consisted of smaller, often family-owned entrepreneurial businesses with limited operational and geographical footprints. However, in recent years, more businesses are seeking to integrate modern technologies into their operations. Furthering this paradigm shift is the influx of professional operators, including private equity owners, who are investing in and consolidating the trades, standardizing the operations of their portfolio companies, implementing best practices and accelerating the digital shift with a focus on scaling and improving efficiency. At the same time, end customers increasingly demand seamless digital experiences that have become commonplace in other industries.

The Trades Require an Industry-Centric Approach

Trades businesses are complex in nature, servicing many types of jobs across complex workflows in distributed locations. Despite the size and criticality of the trades and the specialized skills of tradespeople, technology solutions have generally not evolved to address their needs. Thus, many trades are forced to rely on a variety of inadequate tools to manage their workflows. We believe that to adequately serve the trades, a software solution needs to be purpose-built for the nuanced dynamics of the trades, including the following:

•
Distributed Workforce with Dynamic Workflows. Trade workflows are often fluid and geographically distributed as technicians, dispatchers, customer support representatives, salespeople, and owners may all be in separate and changing locations throughout the day but require immediate collaborative capabilities. Each job requires these distinct and separated constituents to frequently and dynamically interact with one another in real time to appropriately address an end customer’s job requirements.
•
Individual Trades Have Similar but Distinct Characteristics. The industry consists of a wide array of trades that service different needs of households and businesses. Though each trade has similar operational challenges and business goals, there are often many unique workflows and specifications that require configurations based on the nuances of a particular trade and/or end customer.
•
Technology Adoption Requires Business Transformation. Often there are structural inefficiencies in trades businesses’ historical operational workflows. However, these processes have existed for generations, and trades businesses may be apprehensive to invest in technology solutions that carry the risk of massively disrupting their established norms. Since trades businesses tend to devote their resources to serving their customers, they often lack large IT organizations required to stitch together narrow solutions, build software products in-house or customize horizontal technology to fit their distinct workflows.

Given the distinct characteristics and challenges of the trades, the need for a software platform built specifically for and trusted by this industry is critical.

The ServiceTitan Approach

The trades deserve a modern platform to deliver superior performance from the back-office to field technicians to end customers. ServiceTitan was born to heed this calling. Our differentiated approach to drive success for our customers is built on the following cornerstones:

•
Our Software is Trades-Specific, End-to-End, and Extensible Across Trade Verticals. We have built what we believe to be the first and only comprehensive cloud-based software solution designed specifically for the diverse spectrum of trades businesses, fully integrating across all critical operational functions (CRM, FSM, ERP, HCM and FinTech). Rather than targeting specific functional areas as is traditional in enterprise software, we target our entire customer—a trades business—and have purpose-built our platform to cover their needs and workflows end-to-end.
•
We Are Experts in the Trades. We are emphatically focused on understanding the evolving challenges and workflows of trades stakeholders through continuously engaging with customers and observing their utilization of our products. We also employ industry experts, such as former contractors, former association leaders and other subject matter experts, and work closely with customers and industry partners, including large distributors, OEMs and industry associations, to maintain a constant pulse of the trades.
•
We Leverage Our Data Assets and AI to Drive Customer ROI. ServiceTitan lives and breathes the trades and, in turn, the trades live and breathe ServiceTitan. Trades businesses spend their days using our platform and processing key workflows through us. Our unique position across the trades ecosystem provides us with an unrivaled ability to collect data across all workflows and all users, which we anonymize, aggregate, and analyze to glean insights and productize further improvements for our customers, and in turn provides data to Titan Intelligence, our AI engine, to automate customer tasks and drive additional insight-based actions. We not only embed AI-driven features and insights within existing products, but we have launched and plan to launch additional innovative, purpose-built, add-on AI products designed specifically for the trades. We will continue to weave Titan Intelligence throughout our products, enhancing the value of our products to our customers and leveraging the power of AI in additional use cases. We believe we have the three necessary ingredients to harness the power of AI to drive value for our customers: (1) massive and growing proprietary data assets; (2) similar customer profiles with common workflows; and (3) an end-to-end platform that allows us to put insights into action.

Components of Our Platform

ServiceTitan was built to be the operating system that powers the trades. We designed our platform to comprehensively address key workflows for trades businesses including call tracking, scheduling, dispatching, end-customer communications, marketing automation, estimating, sales, inventory and payroll integration. Our customers access our platform through a web browser if in the office and through a mobile application if in the field (primarily technicians). Given the vertical-specific nature of the trades, we tailor certain product offerings to address specific needs of each trade.

Our platform offers key benefits through three main offerings: Core, FinTech and Pro products. Our entry point to a typical customer’s business is through our Core product offering, which offers a base-level functionality across all key workflows, including call tracking, scheduling, dispatching, end-customer communications, marketing automation, estimating, job costing, sales, inventory and payroll integration. To supplement our Core product and provide an even higher level of functionality, we offer our comprehensive portfolio of our Pro products, which provide value-additive capabilities, as well as our FinTech products, which include payment processing and third-party financing solutions. As our customers adopt more of our platform’s additive products and features, we have the opportunity to further accelerate the growth of their business, drive operational efficiencies and deliver a superior end-customer experience.

Our platform is also highly extensible because of our application programming interfaces (“APIs”) and developer tools that allow our customers to integrate our products with their systems and third-party applications, further extending and embedding our platform into the broader trades ecosystem. Our partners and system integrators regularly engage with our platform to create value-add extensions that help serve our customers in an even more complete and flexible manner.

Through our platform, our customers are able to generate leads, book jobs, dispatch technicians, track performance, take payments, among other capabilities more fully described below. For additional information regarding the seasonality and other trends impacting our platform and business, refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Lead Generation

Lead Tracking

A single customer can have thousands of online leads from a variety of sources, including ads, Yelp and Google sponsorships, which makes knowing which lead sources are producing inbound calls critical to maximizing our customers’ sales and marketing ROI. ServiceTitan’s lead tracking feature assigns a unique phone number to each marketing campaign that helps map leads to revenue-generating jobs and provides a customer visibility into the effectiveness of each marketing dollar.

Memberships, Service Agreements and Contracts

Our platform allows our customers to effortlessly create new maintenance memberships and equipment-based contracts that are customizable to apply discounts or offer upgrades for additional services. Our customers are also notified when end customers’ memberships are expiring and are provided a summary of the membership information to ensure they have the right data when following up on renewals Additionally, we offer our business customers the flexibility to provide services using service agreements. This feature offers customers consistent and predictable revenue-generating opportunities to generate work.

Marketing Pro

To complement our standard lead tracking feature, Marketing Pro offers automated email marketing, direct mail marketing services, reputation management, ads measurement and optimization and Audience Builder.

Convex

Convex Labs, Inc. is a sales and marketing platform built specifically for trades businesses focused on serving commercial buildings that enables such trades businesses to identify new opportunities and expand existing relationships with a comprehensive view of commercial properties, contact, business and permit information.

Job Booking

Call Booking and Recording

Our Call Booking and Recording feature automatically populates end-customer information as calls come in, making appointment booking an informed and effortless process. We use our data-driven insights to show customer service representatives key property details and customer history. ServiceTitan routes an end customer’s call through a call recording system and attaches the recording to the related job, allowing a business owner to regularly review calls for quality assurance.

Google Local Service Ads Integration

Our Google Local Service Ads Integration feature enables a prospective end customer to view availability and book directly with our customers with the click of a button using Google search.

Phones Pro

Phones Pro is a Voice over Internet Protocol phone system that allows customers to route calls through the ServiceTitan platform. This allows our customers to immediately know which customer service representative is taking the call, enabling in-depth reporting on key performance indicators such as call abandonment rates and average call duration. Phones Pro also allows our customers to receive call transcripts and automated alerts for escalation.

We also use AI in our Second Chance Leads feature to analyze interactions that failed to result in booked appointments and are worth pursuing a second attempt.

Contact Center Pro

Contact Center Pro is an omnichannel, multi-location, AI-powered cloud contact center solution built specifically for the trades to provide better customer service, book more jobs, increase revenue, boost contact center productivity and streamline costs. The Universal Inbox in Contact Center Pro allows customer service agents to access inbound and outbound communications across multiple channels and businesses as well as critical contextual information and key workflows from a single, easy-to-use user interface.

Scheduling Pro

Scheduling Pro allows end customers to book work orders directly through the dispatch board at any time, resulting in less friction for end customers who would otherwise be in queue, and increased orders for our customers even during periods when sales representatives are busy or after-hours. This feature helps our customers capture revenue that may otherwise be lost.

Dispatching Technician

Customer Notifications

End customers receive automated text notifications when their job is booked and the technician is on the way, along with the technician’s picture and a link to the technician’s GPS location. Moreover, end customers can directly communicate with the technician through a two-way chat feature and receive real-time updates.

Scheduling & Dispatching

Our Scheduling & Dispatching dashboard provides information about a technician’s schedule, current capacity and skill set, and an overview of booked appointments, recurring jobs and non-job events. With this critical information, dispatchers can efficiently schedule next jobs and respond to urgent requests and emergencies, all the while mapping the right technician to the job. Our platform also uses GPS systems to get real-time information on technician routes to find the most efficient routes and help businesses stay responsive.

Dispatch Pro

Dispatch Pro incorporates AI in our standard dispatch solutions to provide analyses that help customers make smarter business decisions. This AI-driven feature constantly improves the product algorithm to learn from technicians’ historical data (like total sales, average tickets, sold memberships, probability of generating leads, technician reassignment and more) to choose the best-matched technician for a job, while also optimizing technician routes. A key feature of Dispatch Pro is its ability to predict job values and outcomes, enabling customers to make data-driven decisions to optimize technician assignment for each job, which in turn helps our customers yield higher return on investment.

Fleet Pro

Fleet Pro is a comprehensive, proactive fleet management solution that helps managers efficiently manage their fleet, save money and maximize ROI on fleet spend. This feature pulls data from GPS and AI-assisted smart cameras connected to the ServiceTitan network to provide managers complete visibility into technicians’ vehicle use, including idle times, helping prevent inflated wages and identify lost billing opportunities.

Performing Job

Custom Forms

Custom Forms ensures that our customers are collecting relevant information from their end customer to understand the job request, provide estimates and identify sales velocity opportunities. This feature also serves as quality control by mandating staff to follow predefined best practices across all verticals, such as safety checklists and opportunity review forms. Using the information collected, our platform identifies the appropriate language required in contracts, allowing our customers to focus on execution and client satisfaction.

Job Costing and Project Management

For projects that go beyond a single call or single day, understanding profitability in real time is critical. Our Job Costing and Project Management functionality helps our customers understand how to manage and track all their projects (whether at one or multiple locations) in real time using the Budget vs. Actual table features through step-by-step workflows, providing visibility into the phases of work a project goes through, percent expended and variances at an itemized level, and more.

Our Job Estimating product allows customers to provide real-time estimates and proposals and significantly improve time to close sales.

Property Intelligence and Custom Proposals

Our PropertyIntel product allows our customers to collect, connect and visualize essential landscaping data to service more jobs in less time using features such as high-resolution aerial imagery for property measurement, precision measuring tools, automated time and cost estimates and autonomous mower and drone integrations.

Once equipped with this landscaping data, our customers can use our Custom Proposals feature to design competitive bids and win jobs. Together with our Core product functionality, PropertyIntel’s capabilities allow customers to identify superior enhancement opportunities, target marketing efforts to specific property needs, increase service effectiveness and achieve greater levels of profitability.

Reporting

Our customers can track performance by creating personalized key performance indicators or using our AI-powered benchmarked industry metrics and best practices that are generated by leveraging our most successful customers and analyzing anonymized customer data (Benchmark Insights).

Pricebook

Our platform allows customers to promptly offer a variety of pricing options to the end customer through a customizable pricebook that can be pre-loaded with pictures, videos, warranties and other information for each item. With our standard Pricebook feature, customers can track material and labor costs including bonuses and commissions for each item and make appropriate pricing adjustments, all the while getting real-time insights into their profit margins.

Pricebook Pro

Pricebook Pro offers capabilities that extend from pricing to estimates to inventory to accounting. Powered by Titan Intelligence, Pricebook Pro supplements our standard Pricebook product with value-additive features.

Sales Pro

Sales Pro is an AI-powered field technician coaching solution that records in-person field interactions and leverages AI to deliver personalized coaching to drive increases in close rates, ticket sizes and revenue while giving contractors visibility into what is occurring on appointments and jobs. By automatically recording, transcribing and analyzing on-site interactions directly within existing technician workflows, Sales Pro provides a complete virtual “ridealong” solution that surfaces coaching and learning opportunities to both managers and technicians in a social, engaging, peer-to-peer learning environment. Additionally, Sales Pro includes exclusive curated content created by ServiceTitan in partnership with industry leaders and experts so contractors of all types and sizes can learn from the best in the industry.

Taking Payment

Payment Processing

Our platform offers integrated payment processing of credit cards, bank transfers (ACH) and checks via third parties, allowing technicians to process payments through customer portals or at the job for a seamless customer experience.

Consumer Financing

Using our Consumer Financing features, our customers can rapidly and efficiently connect end customers with third-party financing options to pay for the costs incurred in connection with the work performed. Through our platform, an end customer can even view their monthly payment, which is particularly important as trades businesses often perform critical, non-discretionary and expensive jobs such as replacing an HVAC or water heating system.

Back Office Operations

Accounting

Our platform provides a suite of accounting capabilities (for example, timekeeping, payroll, accounts receivable, accounts payable, collections and multi-party billing). We also provide AI-powered accounting assistance to automate personalized responses and job summarization. This reduces the time spent on print views and increases revenue by generating print templates aligned with customer specifications.

Our accounting features also offer flexibility to work across various accounting platforms (including QuickBooks and Sage Intacct) and address our customers’ varying invoicing needs (ranging from single-party same-day invoices to multi-party, progress billing to insurance claims) in ways that make sense for businesses.

Commercial Billing

Our billing feature allows trades businesses to improve operational efficiency and billing accuracy by automating billing processes. Further, as our platform has access to key details of projects, including initial estimates and labor and materials costs, we also provide progress billing capabilities, which prove to be helpful as projects are often paid over time.

Procurement and Inventory Management

Our software allows customers to swiftly replenish stock and manage inventory stored in trucks and warehouses across multiple geographic locations. Additionally, customers can make transfers and track in-process orders on a real-time basis through our Inventory Mobile App. These procurement and inventory management capabilities improve overall end-customer experience by ensuring accurate data entry and efficiently managing stock to avoid delays.

Other Components of Our Platform

TitanAdvisor

We built TitanAdvisor to utilize data-driven insights from across our platform to identify and recommend features not yet implemented by a customer. TitanAdvisor recommends targeted features and products to help our customers achieve their top priorities, whether it be to accelerate growth or increase operational efficiency, and provides a step-by-step guide to implement the feature recommendations.

Titan Intelligence

Titan Intelligence, our AI engine, is woven into components of our Core and Pro product offerings and is integrated into our FinTech solutions. Titan Intelligence uses a rich set of AI, machine learning and analytics-powered tools that include the latest GenAI capabilities to harness ServiceTitan data and fuel industry insights, trends, features, products, recommendations, and data-driven strategies for the trades.

Our Growth Opportunities and Strategies

Our customers’ success is our first priority. Accordingly, we believe the following growth opportunities and strategies will deliver value to our customers and, in turn, to ServiceTitan.

•
Increase GTV on Our Platform. We expand the GTV on our platform by enabling our customers to grow their GTV and by serving additional customers, either in trades and markets we operate in today, or in new trades and markets we may expand into in the future.
o
Growing with Our Customers. As our customers grow their businesses while using our platform, they often hire and add more users to their existing subscription and also complete more transactions through our platform, which both drive more revenue for ServiceTitan. Through deep partnership with these customers, we have become the market standard in these trades and, as our customers scale further, they may look to expand into additional trades we already serve, which they can leverage our platform to do.
o
Increasing GTV By Serving Additional Customers in Existing Trades and Markets. Our ability to increase GTV also depends on our ability to serve additional customers in existing trades and markets. As our platform has deepened and expanded in features, we have been able to serve larger customers. The trades industry is also experiencing an influx of professional operators, including private equity owners, who are investing in and consolidating the trades, in many cases on our platform. Because of these dynamics, we focus on increasing the GTV on our platform, rather than new customer count.

o
Increasing GTV By Entering New Trades and Markets. We believe there is a significant opportunity to expand to new trades and markets. We intend to continue to invest in our platform to address the needs of additional trades. We have expanded into new trades through a proven playbook by harnessing common features applicable across the industry, while identifying and building key additional features specific to each trade and end market. We believe our track record and continued strategy to build features that directly address key pain points for our stakeholders across a growing number of trades will continue to differentiate us and help expand our customer base across a growing addressable market. As we expand to new trades, our best practice playbooks will continue to provide a blueprint for our customers to expand into additional trades. We also believe that there is a significant opportunity to strategically expand the usage of our platform outside of the United States and Canada over time based on the current needs of different regions. To date, we have not made any significant investments in growing our presence in international markets, but we believe there is demand for our platform internationally.

•
Retaining and Expanding Existing Customer Relationships. Our customers deploy our platform end-to-end across their entire organization, meaning the ServiceTitan platform powers their workflows and is the primary interface used by their employees. We are deeply embedded as the operating system that powers our customers’ businesses and as a result, we had a gross dollar retention rate of over 95% for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. As we continue to demonstrate the high ROI of our products to our customers, we may sell more add-on products to them and increase our share of wallet, which we measure as the portion of our customers’ GTV that we are able to earn. We orient our activities around what is best for our customers, not only because it is the right thing to do, but also because we believe it drives our growth and financial success.
o
Driving Adoption of Add-on Products. As our customers realize the positive impact of using our platform, grow and further professionalize, they often adopt additional ServiceTitan features, namely our FinTech and Pro products. This increased adoption not only drives our revenue through adoption of existing add-on products, but also gives us a sharper perspective of how customers engage with our platform and what additional add-on products might be helpful for us to innovate. We then leverage our end-to-end expertise and extensive data assets to tailor additional new features that can remedy the inefficiencies we have identified in our customer workflows and to strengthen our existing capabilities by embedding more features that can drive value and make the platform even more powerful.
o
Building New Add-on Products. We have a history of building and launching add-on products where we see the opportunity to create significant positive impact for our customers. This impact comes from identifying an opportunity to add value because of a pain point our customers are experiencing, and from building a product that, when integrated with our end-to-end Core product, provides what we believe is an outsized value creation that is differentiated compared to other off-the-shelf vendors. Additionally, we may consider opportunities for acquisitions or other strategic transactions that advance our product roadmap more efficiently than building functionality ourselves through research and development.

Our Customers

We serve customers ranging from family-owned businesses with a few employees to large enterprises with a national footprint, some of which are an aggregation of multiple customers through a franchise network or other common buying partners, who employ directly, or through their franchise network, thousands of employees and generate over $1 billion in annual GTV. The key decision maker for our customers is typically the business owner, and for some of our larger customers it is common for the business owner to employ executives such as a chief information officer to manage and upgrade critical IT systems or a general manager to oversee business operations. The general manager is typically also a key influencer in buying decisions.

We define a customer as a parent organization, which may have multiple locations, brands or subsidiaries, that has been billed in the prior three months, and of those customers we define “Active Customers” as customers with over $10,000 of annualized billings. As of January 31, 2025 and 2024, we had approximately 9,000 and 8,000 Active

Customers, respectively, representing over 97% and 96% of our annualized billings, respectively. As a testament to our platform’s ability to scale with our customers, as of each of January 31, 2025 and 2024, we had over 1,000 customers with annualized billings exceeding $100,000 on our platform.

Our platform helps customers accelerate revenue growth, increase overall productivity by unifying fragmented business processes, deliver a seamless customer service experience and provide operational visibility and insights to business owners. A differentiated employee experience is both a core value proposition of our software and a unique tailwind to customer adoption.

Competition

The market for technology and business process solutions catering to the needs of the trades is in its early phases of development and technology adoption with many trades businesses still relying on a combination of rudimentary workflows. Where incumbent technology has been adopted, it has generally had a limited impact because the incumbent technology typically lacks a singular, purpose-built platform that integrates a comprehensive set of mission-critical workflows throughout the project lifecycle and fails to empower a distributed and mobile workforce.

We compete either directly or indirectly with software vendors offering point-specific tools for specific elements of trade workflows, horizontal solutions for generic functionalities, legacy on-premise field service management applications and narrow bundled solutions for down-market trades businesses. Examples of these software vendors include Salesforce, SAP, FieldEdge, Workwave, ServiceTrade, AccuLynx, BuildOps, HouseCall Pro, JobNimbus and Jobber. We expect competition to increase as other established and emerging companies enter our market, consumer platforms potentially build products to serve our customers, as customer requirements evolve and as new products and technologies, including those expedited by advancements in AI, are introduced.

We believe that we compete favorably across key industry selection criteria, including our cloud-based platform connectivity, ease of deployment and integration, user experience, industry expertise, product breadth, customer support, proven success record, mobile capabilities, and innovation capacity. However, we could face significant risks to our business, financial condition and results of operations as a result of competition. For additional information, see the section titled “Risk Factors—Risks Related to Our Business and Operations—We face competition from both established and new companies offering services similar to ours, and many of our potential customers have developed, or could develop, proprietary solutions, all of which may have a negative effect on our ability to add new customers, retain existing customers and/or grow our business.”

Sales and Marketing

Our go-to-market strategy leverages our industry expertise to effectively and authentically communicate our platform’s proven ability to address the trades’ unique workflows and challenges with business owners and key executives across both small and midsize and enterprise segments. We acquire customers through digital marketing, outbound direct marketing, significant word-of-mouth referrals, and partnerships with industry associations, original equipment manufacturers, and distributors. We primarily sell subscriptions to our Core product through our direct sales team, who conduct most sales virtually to accelerate onboarding. For larger enterprise prospects, our dedicated, geographically-distributed team targets key decision makers both in-person and virtually. Complementing new customer acquisition, our specialized FinTech and Pro product sales teams introduce additional products at the optimal times for each customer, using our insights from TitanAdvisor Scores to recommend solution to address our customers’ evolving needs.

Customer Success

Our customer experience teams support customers through their entire customer lifecycle, from initial onboarding to ongoing success and support. Our customer success organization consists of Implementation, Customer Success Management, Support and Professional Services, with dedicated support from operations and enablement teams.

Our implementation and Professional Services teams assist each of our customers with onboarding and configuration, including data and accounting migrations, telecom setup and custom reporting, to ensure they are successful at go-live and beyond. Customers that subscribe to our Pro products are also assigned a resource to assist in optimization of those features. After initial onboarding, each customer is assigned a Customer Success Manager

(“CSM”), who works closely with our customers to assist them in fully utilizing ServiceTitan in the most effective way possible using tools such as TitanAdvisor to help guide customers to improve product adoption and utilization, which closely correlates to better customer business outcomes such as revenue and efficiency. Additionally, our customers also have access to our large knowledge base, webinars and a broader community of customers and power users, many of whom are certified through our Certified Administrators program, which help raise the level of knowledge, expertise, adoption rate and continuous improvement in the use of our products.

We offer customer support via chat, phone and email, and have integrated AI solutions to enhance the customer experience. Our Customer Support teams aligned by specialized areas to provide dedicated knowledge and address customer needs quickly and effectively. As we continue to evolve the customer experience, we expect that CSMs will increasingly focus on the ongoing customer relationship, driving retention and product expansion.

Research and Development

Our research and development team consists of product, platform and infrastructure and site reliability engineering, product management, AI and data science, user experience and design, technical program management, content and enablement as well as product and information security. We invest substantial resources in research and development to enhance our platform’s functionalities and expand the products and services we offer. We employ in-house industry experts (former tradespeople, former association leaders and others) to ensure we understand the trades and address the needs of the industry through product innovation and customer success. We continually review and incorporate suggestions, feedback and new use cases from our broad customer base and engaged community into our platform and invest substantial resources to improve our platform by incorporating this feedback. We believe these investments will help us maintain our competitive position. We also analyze the data flowing through our platform to understand opportunities for driving further efficiencies and productizing improvements for our customers. Additionally, we devote considerable attention and resources to what we refer to as “customer trust,” which entails providing a continuously secure, performant and stable platform in keeping with SaaS industry standards.

Intellectual Property

Our success depends in part upon our ability to safeguard our core technology and other intellectual property protection for our technology, inventions, improvements, proprietary rights and other assets. We seek to accomplish that objective by establishing intellectual property rights in and protecting those assets through a combination of patent, trademark and copyright law, trade secret, protection, license agreements, confidentiality procedures, employee invention assignment agreements, non-disclosure agreements with third parties and other contractual measures. As of January 31, 2025, we held 16 issued U.S. patents, four issued foreign patents, and nine U.S. patent applications. In addition, as of January 31, 2025, we owned 16 registered trademarks in the United States, two pending trademark applications in the United States, and 20 registered trademarks in various non-U.S. jurisdictions. We also have registered domain names for websites that we use in our business. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented or challenged. For additional information, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation

We are subject to various federal, state, local and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve data privacy, security and protection, intellectual property, telecommunications, telemarketing, import and export controls, consumer protection, employment and labor, workplace safety, anti-bribery, immigration, federal securities and tax and other subjects. Additional laws and regulations relating to these areas likely will be passed in the future, and these or existing laws and regulations may be interpreted or enforced in new or expanded manners, each of which could result in significant limitations on ways we operate our business. There is a risk that certain regulations could become applicable to us as we expand the functionality of and products offered through our platform. New and evolving laws and regulations, and changes in their enforcement and interpretation, may require changes to our platform, products or business practices, and may significantly increase our compliance costs and otherwise adversely affect our business and results of operations. As our business expands to include additional products or service additional trades businesses, and our operations continue to expand internationally, our compliance requirements and costs may increase and we may be subject to increased regulatory scrutiny. See the section titled “Risk Factors—Risks Related to Legal and Regulatory Environment—Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations could adversely affect our business” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.

Our People

As of January 31, 2025, we had a total of 3,049 Titans across the United States, Canada, Armenia and other international locations. We engage our Titans through direct employment, professional employer organizations (“PEOs”), and as independent contractors. In locations where we have not established a legal entity, we contract with the PEO to serve as the 'Employer of Record.' Individuals are employed by the PEO, but provide services to us under our day-to-day direction. In certain jurisdictions, the PEO facilitates our engagement with self-employed individuals who maintain their independent contractor status while accessing PEO services. The highest concentration of these workers are in Macedonia and Mexico. The majority of our workforce, however, is based in the United States, where our executive team and most of our engineering, product managers, sales and marketing, customer success and general and administrative personnel are located. Our Titans in Armenia and our other international locations primarily consist of engineers and customer success personnel.

None of our employees are represented by a labor union or covered by a collective bargaining agreement with respect to their employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good. We have invested substantial time and resources in building our team. We are highly dependent on our management and high-quality employees and it is crucial that we continue to attract and retain top talent. We believe that our employee relations are strong.

Item 1A. Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have experienced rapid growth in recent periods, and such growth may not be indicative of our future growth. If we fail to properly manage future growth, our business, financial condition, results of operations and prospects could be materially adversely affected.

We have experienced rapid growth in recent periods; however, our recent revenue growth rate and financial performance should not be considered indicative of our future performance. Our revenue was $771.9 million and $614.3 million for fiscal 2025 and fiscal 2024, respectively, representing a year-over-year increase of 26% in aggregate. Our overall revenue growth depends on a number of factors, including our ability to:

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

We have incurred net losses in each year since our inception, and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $239.1 million and $195.1 million in fiscal 2025 and fiscal 2024, respectively and we had an accumulated deficit of $1.1 billion as of January 31, 2025. Generally, we expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and continue to adjust to operating as a public company.

In addition, we plan to continue to manage our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, and we have expended, and expect to continue to expend, substantial financial and other resources on product development, including new and innovative core functionality, products and services to address our customers’ evolving business needs, new products for adjacent markets and additional trade verticals, and improved customer experience across our targeted trade verticals; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures; our sales, marketing and customer success organizations; our onboarding and support organizations; acquisitions or strategic investments; expansion efforts, including geographic, market and new industry expansion; and general administration, including legal and accounting expenses as well as the increased operating expenses due to being a public company. These efforts may be more costly than we expect, may not result in increased revenue or growth in our business, and may cause significant fluctuations in our results of operations from period to period. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could negatively impact our gross margins and prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected. Moreover, although we believe our investments in our business are consistent with our strategic objective to achieve long-term growth, these decisions may not be consistent with the short-term expectations of some investors, and if we are ultimately unable to achieve profitability at the level anticipated by industry or financial analysts and our stockholders, the trading price of our Class A common stock could decline.

If we fail to manage our growth effectively, our brand and reputation, business, financial condition and results of operations could be adversely affected.

We have experienced strong growth in our employee headcount, our revenue, our reach across trades, the number of customers we serve and the number of transactions we process on our platform, and we expect to continue to experience growth in the future. For example, our full-time employee headcount increased from 840 as of January 31, 2020 to 3,049 as of January 31, 2025, and we added employees both at our headquarters in Glendale, California and in a number of locations across the United States and internationally. Further, our revenue increased from $179.2 million for fiscal 2021 to $771.9 million for fiscal 2025. In addition, we have and may continue to pursue acquisitions to expand our business and operations. This rapid growth and organizational change have placed, and may continue to place, significant demands on our management and our operational and financial resources and could challenge our ability to develop and improve our operational, financial and management controls; enhance our reporting systems and procedures; recruit, train and retain highly skilled personnel; and maintain customer satisfaction.

Our ability to manage our growth effectively and to integrate new employees, technologies, geographies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our culture.

As we serve a growing number of customers and facilitate a growing number of transactions on our platform, we must continue to improve and expand our IT and financial infrastructure, operating and administrative systems and relationships with various partners and other third parties. We have established research and development hubs and we rely on engineering contractors in international markets, and we may open additional offices in the future both in the United States and abroad. Because we employ personnel internationally, we are subject to additional risks customarily associated with foreign operations, such as labor and employment related risks, export compliance risks, risks related to political or regional instability and national security risks. These disruptions, and the outbreak of war in the area generally, from time to time have adversely affected, and could in the future affect, our business, financial condition and results of operations.

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
•
the number or volume of transactions processed on our platform;
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

We have incorporated and may continue to incorporate traditional artificial intelligence (“AI”), machine learning and generative AI (“GenAI”) solutions into our platform, offerings, services, and features, including those based on large language models ("LLMs"), and these applications may become more important to our operations or to our future growth over time. We expect to rely on AI solutions to help drive future growth and operational efficiencies in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI or at all. We may also fail to properly implement or market our AI solutions. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

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

Factors that adversely affect the trades industry, including industry consolidation, the increased prevalence of marketplaces for contractors, supply chain issues, tariffs on imported goods and labor shortages, could also adversely affect the demand for our platform and, as a result, our business, financial condition and results of operations.

We derive substantially all of our revenue from sales to trades businesses in the United States and Canada and transactions processed by such businesses. As a result, macroeconomic factors that negatively impact the trades industry, including industry consolidation, increased consumer reliance on online marketplaces connecting consumers to contractors, supply chain challenges, labor shortages and a lack of demand by consumers for the services provided by the trades, could also adversely affect our business, financial condition and results of operations.

Consolidation of trades businesses into larger industry participants within the trades has accelerated in recent years, and this trend could continue. We have in the past suffered, and may continue to suffer, reductions in subscriptions or non-renewal of customer subscriptions due to industry consolidation. We may not be able to expand sales of our subscriptions, Pro and FinTech products to existing or new customers enough to counteract any negative impact of industry consolidation on our business. New companies that result from such consolidation may decide to develop their own internal solutions or work with alternative providers. As these companies consolidate, competition to provide solutions and services will become more intense and establishing relationships with large industry participants will become more important. Additionally, these industry participants may also try to use their market power to negotiate price reductions for our products. If consolidation of our larger customers occurs, these consolidated companies may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on revenue from such consolidated companies to continue to achieve growth.

Trades businesses are also experiencing supply chain challenges, including shortages of equipment, manufactured goods and supplies, which negatively affect their ability to accept and perform certain jobs. Additionally, sharply rising prices of gasoline and other fleet management costs may affect the profitability of routes for technicians in the field, especially those involving large amounts of driving. Tariffs or other trade protection measures, including those recently announced, may also negatively impact trades businesses. Such trade protection measures could increase the cost of raw materials, manufactured goods and supplies used in various trade verticals, or render these supplies increasingly difficult or impossible to procure, which may adversely affect the profitability of trades businesses. When such supply chain shortages and issues arise, or when costs increase due to tariffs or other trade protection measures, our customers may reduce their spending, which could result in decreased demand for our platform, as well as a decrease in the number or volume of transactions processed on our platform.

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

We have rapidly grown our business. For example, we first launched our platform in 2012, and our revenue grew from $120.7 million in fiscal 2020 to $771.9 million in fiscal 2025. We have started to expand our sales focus to include large businesses, commercial services and construction customers, and expect to continue to explore new trades. We have also substantially increased our headcount, invested in expanding our direct sales force and customer support teams and otherwise enhanced and developed new solutions. Accordingly, we have a limited history of operations at our current scale, and our ability to forecast our future results of operations and to plan for future growth is more limited than that of companies with longer operating histories and subject to a number of uncertainties. These risks and uncertainties include our ability to:

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

•
predict and respond to general economic and market conditions, including those caused by pandemics such as the COVID-19 pandemic, political or social unrest or macroeconomic factors such as rising inflation, trade protection measures, increased interest rates and lower consumer confidence and/or spending;
•
successfully expand our geographic reach;
•
defend ourselves against litigation, regulatory, intellectual property, data protection, privacy, cybersecurity or other claims; and
•
manage a global workforce, including our growing team based in Armenia.

If we fail to address the risks, including those associated with the challenges listed above as well as those described elsewhere in this section titled “Risk Factors,” and difficulties that we face, our business, financial condition and results of operations could be adversely affected. Further, because we operate in a rapidly evolving market and have limited experience preparing financial forecasts, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history at our current scale or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.

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

Additionally, in some cases, we utilize independent contractors. When we utilize a PEO or independent contractors, we may not be operating in strict compliance with local laws and regulations. Additionally, the agreements executed between PEOs and our team members or between us and team members engaged under the independent contractor model, may not be enforceable depending on the local laws because of the indirect relationship created through these engagement models. Accordingly, if any element of our engagement of team members through PEOs, or of our relationship with independent contractors, fails to comply with laws or regulations, our business, financial condition and results of operations could be materially and adversely affected. Furthermore, litigation related to our model of engaging team members, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business.

The impact of economic conditions, including the resulting effect on consumer spending and on our customers’ finances and operations, may adversely affect our business, financial condition and results of operations.

The trades are impacted by economic slowdowns, tightening of economic policies, tariffs or other trade protection measures that increase the cost of or decrease the availability of imported goods, including trade disputes, fluctuations in interest rates, which can increase borrowing costs, and other actions that affect material and equipment pricing and availability, such as higher inflation. Unfavorable or deteriorating market conditions, reductions in maintenance spend by commercial property owners or residential customers, the unavailability or increased cost of specific materials or supplies, reductions in the availability of business financing, government action which prevents or hinders the rendering of on-premise services or similar circumstances could have an adverse impact on our business. Our revenue may decrease because trades businesses may generally choose to delay or decide against purchases of software or information systems in times of unfavorable economic conditions, because workforce challenges or governmental policies prevent sufficient labor to meet demand or because fewer transactions are processed on our platform, resulting in reduced fees to us. Furthermore, if the trades industry experiences a decrease in overall economic activity, the amount our customers are willing to pay for our products could be reduced. Contractors may also work on fewer jobs, which would result in a reduction in transactions processed over our platform. To the extent we do not effectively address these risks and challenges, our business, financial condition and results of operations could be adversely affected.

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

We have historically been, and will continue to be, sensitive to events and trends, including pandemics, natural disasters, extreme weather events and climate change, that result in changes in demand for trades businesses. For example, hotter temperatures caused in part by climate change have led to surges in demand during the summer for our customers’ HVAC repair services. Weather events and natural disasters can also have drastic impacts on our customers and technical infrastructure and network systems. If we do not adequately prepare our systems and organization, other similar events or trends could cause a surge in activity for our customers and lead to system failures and delays in customer support, among other effects, which could harm our brand, reputation and our business, financial condition and results of operations.

Pandemics, natural disasters, political crises and other unexpected events could also have a direct negative impact on our own operations. Our corporate headquarters are located in California, a region known for seismic activity and recently experienced severe fires, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster, such as a fire, mudslide, flood or significant power outage. In addition, depending on the geographic location of the event, a natural disaster, or a series of smaller weather events caused by climate change, could cause performance problems with our technology infrastructure and operations, which could adversely affect our business, financial condition and results of operations.

Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, or outbreaks of pandemic diseases, we may be unable to continue our operations and may experience system interruptions, which could impede our ability to serve technicians when they are needed most. Acts of terrorism and other geo-political unrest, including in or near Armenia, Macedonia and Poland, where certain of our employees and engineering contractors are located, could also cause disruptions in our business or the business of our contractors, partners, vendors, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate, and could generally adversely affect our brand, reputation, business, financial condition and results of operations.

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

Our industry is highly competitive, and as we expand to serve additional industries and trades, we will compete against a growing number of companies and solutions specific to those industries and trades. We compete either directly or indirectly with software vendors offering point-specific tools for specific elements of trade workflows, horizontal solutions for generic functionalities, legacy on-premise field service management applications, and narrow bundled solutions for down-market trades businesses. Examples of these software vendors include Salesforce, SAP, FieldEdge, Workwave, ServiceTrade, AccuLynx, BuildOps, HouseCall Pro, JobNimbus and Jobber. The larger enterprises with whom we currently compete, or with whom we may compete in the future, have significant financial, technical, marketing and other resources, and they are able to devote meaningful resources to the development, promotion, sale and support of their solutions and services. Additionally, our competitors may make substantial investments in AI capabilities that may allow them to replicate key aspects of our platform more quickly and cost-effectively than previously possible. Some existing solutions have extensive installed customer bases and broad customer relationships, together with longer operating histories and greater name recognition than we have. Moreover, certain trade verticals we explore may already be served by well-established companies, presenting a potential challenge in establishing a foothold within those markets.

As a result, these competitors may be better able to undertake more extensive marketing campaigns and/or offer their solutions and services at a discount to ours. Their increased deployment of AI technologies may also enable them to reduce costs while improving service quality and other capabilities. To the extent any of our competitors have existing relationships with potential customers, customers may be unwilling or unable to purchase our subscriptions because of those existing relationships and this may limit our ability to successfully compete in certain markets or trades. Additionally, new entrants to the market are focused on fast and automated implementation of their solutions, and while their products do not have our complete product sets, they provide minimum functionality that small businesses may believe to be sufficient, especially if such businesses are willing to sacrifice functionality for speed of deployment. Furthermore, advancements in, and the broad availability of, AI can expedite the development of new or competing products. If we are unable to compete with these existing or potential competitors and/or their products, particularly as they enhance their offerings through AI, the demand for our platform, our customer counts, and the revenue we generate could decline, and our business, financial condition and results of operations could be adversely affected.

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

In addition, the use of AI involves significant technical complexity and requires specialized expertise. This specialized expertise can be difficult and costly to obtain given the increasing industry focus on AI development and competition for talent. As a result, it could be expensive for us to maintain and advance our AI developments. We may not apply AI advancements quickly or well enough to our solutions or services to serve our customers, or we may not be able to extract the efficiencies for which AI presents an opportunity. While the use of AI presents opportunities, our failure to adequately leverage such opportunities may erode our competitive advantage, and harm our business and results of operations. Further, our AI solutions rely on third-party proprietary machine learning algorithms and LLMs provided by third parties, such as Microsoft and OpenAI. If we are unable to continue to use such third-party assets, we may be unable to continue to provide our AI solutions which could harm our business and results of operations.

Additionally, the use of AI applications may result in future cybersecurity incidents that implicate the personal information of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could lead to litigation or other proceedings and liability, and may adversely affect our reputation, business and results of operations.

If any of our vendors, service providers, employees or contractors use any AI solutions in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure of our confidential information, or that of our customers, into publicly available third-party training data sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our customers and our competitive position and business. Our ability to mitigate risks associated with disclosure of our confidential information, including in connection with AI solutions, will depend on our implementation, maintenance, monitoring and enforcement of appropriate technical and administrative safeguards, policies and procedures governing the use of AI in our business.

Additionally, any content created by using LLMs may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, the content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, the outcome of any one of which may, amongst other things, require us to limit the ways in which we use AI in our business and may affect our ability to develop our AI solutions and features. While AI-related lawsuits to date have generally focused on the AI service providers themselves, our use of any output produced by a LLM may expose us to claims, increasing our risks of liability. For example, the output produced by LLMs may include information subject to certain rights of publicity or privacy laws or constitute an unauthorized derivative work of the copyrighted material used in training the underlying AI model, any of which could also create a risk of liability for us, or adversely affect our customers and our business or operations. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the GenAI tools used in our business, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual or other rights.

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

Moreover, as the regulatory framework for AI (and machine learning technology) evolves, it is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our business, including the way in which we use AI and machine learning technology. The scope and direction of orders, policies, rules and regulations related to AI and machine learning at the federal level in the United States in the near future is uncertain. Meanwhile, various U.S. states have enacted laws that regulate the use of AI, including seventeen laws enacted in California in 2024 that provide consumers with certain protections around companies’ use of AI, such as by requiring companies to disclose certain uses of GenAI, Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of GenAI in certain consumer interactions. Our ability to provide AI-driven insights and products may also be constrained by current or future regulatory requirements in the United States or in non-U.S. jurisdictions that could restrict or impose burdensome and costly requirements on our ability to leverage data in innovative ways. Further, the cost to comply with such laws or regulations could be significant and could increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

If the estimates and assumptions we have used to calculate the size of our addressable market opportunity are inaccurate, our future growth rate may be limited.

We have estimated the size of our addressable market opportunity based on data published by third parties and on internally generated data and assumptions. While we believe our market size information is generally reliable, such information is inherently imprecise, and relies on our and third parties’ projections, assumptions and estimates within our target market, which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Annual Report. If such third-party or internally generated data proves to be inaccurate or we make errors in our projections, assumptions or estimates based on that data, including how current customer data and trends may apply to potential future customers and the number and type of potential customers, our addressable market opportunity or our future growth rate may be less than we currently estimate. In addition, these inaccuracies or errors may cause us to divert resources from more valuable alternative projects and harm our business. The variables that go into the calculation of our market opportunity are subject to change over time, including the amount of customer GTV that we can recognize as revenue, and there is no guarantee that any particular number or percentage of addressable end customers or companies covered by our addressable target market opportunity estimates will purchase our platform at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our platform and those of our competitors. Even if our addressable market meets our size estimates, our business could fail to grow at similar rates, if at all, or we could capture a percentage of customer GTV as revenue that is less than we currently expect. Accordingly, the information regarding the size of our addressable market opportunity included in our Registration Statement on Form S-1, or any of the other documents we file or furnish with the Securities and Exchange Commission (the “SEC”), should not be taken as indicative of our future growth.

We may be unsuccessful in making, integrating and maintaining acquisitions, joint ventures and strategic investments.

We have in the past sought, and may in the future seek, to acquire or invest in businesses, joint ventures and platform technologies that we believe could complement or expand our platform, enhance our technology or otherwise offer growth opportunities. We also may enter into strategic relationships with other businesses to expand our platform, which could involve investments in other companies. Any acquisition, investment or strategic transaction, including past acquisitions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, offerings, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their offerings are not easily adapted to work with our platform, their systems and operations are difficult to integrate or we have difficulty retaining their customers. Acquisitions, including integration efforts, may also disrupt our business, require significant resources, divert significant management attention and impose legal and regulatory burdens to the extent such transactions expand our geographic footprint.

Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Even if announced, we may not complete a transaction. The benefits of an acquisition or strategic transaction, including past acquisitions may also take considerable time to develop, and we cannot be certain that any particular transaction will produce the intended benefits. Further, acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances, incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and intangible assets. If we are unable to successfully identify, complete and integrate our acquisitions and strategic transactions, we may not realize the expected benefits of such transactions or become exposed to additional liabilities, and our business, financial condition and results of operations may be harmed.

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

Current and potential personnel also often consider the value of equity awards they receive in connection with their employment, and to the extent the perceived value of our equity awards declines, our ability to attract and retain highly skilled personnel may be harmed.

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

Our customers depend on our customer experience teams to provide implementation, training and support services. We have previously experienced declines in our net promoter score and if we do not provide effective onboarding services or ongoing support, customers may not receive the full benefits of our platform, may delay or forgo future expansion of their use of our platform or may seek to terminate their agreements with us. Our reputation with prospective or current customers or the trades industry could also be damaged. The number of our customers has grown significantly and due to the complexity of our product, they often heavily rely on our customer success and our customer experience teams, even for routine matters, which has put additional pressure on our customer success teams. If we experience increased customer demand for support, we may face increased costs that may harm our results of operations. As a result, if we are unable to provide efficient, high-quality customer support services, if we need to hire additional support resources, or if there is a market perception that we do not maintain high- quality customer support, our business, financial condition and results of operations could be adversely affected.

Our ability to increase our customer base and achieve broader market acceptance of our platform will depend on our ability to develop and expand our sales and marketing capabilities.

Sales of subscriptions to access our platform will depend to a significant extent on our ability to expand our sales and marketing capabilities, including adapting to new trades verticals such as commercial services and specialty trades subcontractors. It is difficult to predict customer demand, customer retention, the size and growth rate of the trades industry, the entry of competitive products or the success of existing competitive products. Our sales efforts involve educating prospective customers about the uses and benefits of our Core and add-on products. We expect that we will continue to need intensive sales efforts to educate prospective customers about the uses and benefits of our platform, and we may have difficulty convincing prospective customers of the value of adopting our platform. Identifying, recruiting and training qualified sales representatives is time-consuming and resource- intensive, and they may not be fully-trained and productive for a significant amount of time following their hiring, if ever. In addition, the cost to acquire customers is high due to these considerable sales and marketing efforts.

We also dedicate significant resources to marketing programs, including telemarketing, branded events and digital advertising through services such as Google AdWords. The effectiveness and cost of our online advertising has varied over time, and may vary in the future, due to competition for key search terms, changes in search engine use, changes in the search algorithms used by major search engines and laws, regulations and other obligations relating to privacy or data protection that affect online advertising. These efforts will require us to invest significant financial and other resources. We rely on a variety of direct marketing techniques, including telemarketing, email marketing and direct mail. Our marketing activities, and the marketing activities of our customers, are regulated under laws such as the Telephone Consumer Protection Act, the Telemarketing Sales Rule, and any state equivalents, and various other federal and state laws regarding marketing and solicitation, as well as general data protection laws, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM”), and various state privacy laws, including the California Consumer Privacy Act (the “CCPA”), and other recently passed state laws, that govern these activities and impose significant restrictions on us and our customers. Any violations or perceptions of violations of these laws and regulations may harm our business, financial condition and results of operations. Additionally, any changes to the above-mentioned laws, or any applicable privacy, data protection and cybersecurity laws, their interpretation, or enforcement of such laws by the government or private parties that further restrict the way we interact with our potential customers or generate leads could adversely affect our ability to attract customers and could harm our business, reputation and brand, financial condition and results of operations. For additional information, see “—Risks Related to Data Privacy, Data Protection, Cybersecurity and Technology—The collection, processing, storage, use, disclosure and other processing of personal information are governed by a rapidly evolving framework of privacy, data protection, cybersecurity, data transfers or other laws or regulations worldwide may limit the use and adoption of our services and adversely affect our business.”

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

We rely upon certain partners, vendors and other service providers to provide software employed by our platform or customers using our platform, including to enable cloud-based phones and GPS, payments, and manage customer payroll, and it is possible that such third-party software or services may not be reliable or easy to replace. We may in the future have disputes with certain of our partners, vendors and other service providers. If, in connection with such a dispute, a partner, vendor or service provider terminates its relationship with us or otherwise limits the provision of their software, services or data to us, the availability or usage of our platform could be disrupted. If the partners, vendors and other service providers we rely upon cease to provide access to the software, services or data that we and our customers and consumers use, whether in connection with disputes or otherwise, do not provide access to such software and/or data on terms that we believe to be attractive or reasonable, or do not provide us with the most current version of such software, we may be required to seek comparable software and/or data from other sources, which may be more expensive or inferior, or may not be available at all, or may disrupt our services to our customers, any of which could adversely affect our business.

Our customers’ experience and satisfaction depend upon the interoperability of our platform across devices, operating systems and third-party applications that we do not control.

An important feature of our platform is its broad interoperability with a range of devices, web browsers, operating systems and third-party applications. We have integrations with a variety of vendors. As part of our integrations with certain vendors, we have had to make concessions limiting our ability to engage with such vendor’s competitors, which could potentially impact our customer experience and our ability to interoperate with other third-party applications. Our Application Programming Interfaces (“APIs”), enable customers to connect other third-party software, applications, partner services and data to our platform. Accordingly, we are dependent on the accessibility of our platform across web browsers, operating systems and the third-party applications that we often do not control. Third-party applications, products and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following development changes. In addition, some of our competitors may be able to disrupt the operations or compatibility of our platform with their applications that some of our customers may rely upon. If our platform has integration or operability failures with these operating systems or third-party applications, customers may not adopt our platform or our APIs and related functionality may not be useful to customers, which could adversely affect our business, financial conditions, or results of operations. Additionally, as our platform evolves, we expect the types and levels of competition we face to increase. Should any of our competitors or third-party services on our platform modify their technologies, standards or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to our competitors’ products or services, our platform, business, financial condition and results of operations could be adversely affected.

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

While we do not process any payments for our customers' end customers, we do have complex relationships with third-party processors where we generate revenue through referral agreements and as an independent sales organization (“ISO”) through our FinTech offerings to customers. A significant portion of payments by the end customers are made by credit card or debit card using these third-party payment services to which our customers have a direct contractual relationship. If one of these third- party processors terminates its relationship with us or refuses to renew its partnership with us on commercially reasonable terms, or the software and services provided by our payment processors does not meet our customer’s expectations, we may be required to find an alternative payment processor or consider offering new payment options and products ourselves that may be subject to additional regulations and risks. None of our agreements with payment processors are exclusive, however, our agreements with certain payment processors limit our ability to induce existing customers to migrate to alternative payment processors, which could potentially impact our customers’ experience or satisfaction with our services. We are also subject to a number of other laws and regulations relating to the financial solutions we offer, including with respect to money laundering, privacy and cybersecurity. If we fail to, or are alleged to fail to, comply with applicable regulations, we may be subject to claims and litigation, regulatory investigations and proceedings, civil or criminal penalties, fines or higher transaction fees and may lose the ability to offer financial solutions to customers, which could make our platform less convenient and attractive to trades businesses. We also rely on data provided by third parties for financial statement reporting, and there could be inaccuracies and other errors in such data. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.

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

Regulation of data protection, privacy and cybersecurity in the United States has increased, particularly at the state level. Several states in which we operate or may in the future operate have begun enacting new data privacy laws. For example, California’s Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”), introduced new rights for California residents and obligations for covered businesses collecting, using, disclosing and processing personal information. The enactment of the CCPA has prompted a wave of similar legislative development in numerous U.S. states. For example, since the CCPA went into effect, general data privacy statutes that share similarities with the CCPA are now in effect and enforceable in Virginia, Colorado, Connecticut, Utah, Texas, Montana, Oregon, Delaware, Iowa, New Hampshire, Nebraska, and New Jersey and will soon be enforceable in several other states as well. These new laws, and others that will be effective in the coming years could further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers. In addition, the development of numerous U.S. state laws creates the potential for a patchwork of overlapping but different state law requirements. For example, in order to comply with the varying state laws around breaches involving information, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.

Additionally, certain of our products record or transcribe phone and other conversations on behalf of our customers for coaching and other quality assurance purposes, and we also may record phone calls with our customers. With respect to the use of personal information for direct marketing purposes–both via telephone calls and email and text-based messaging–laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act, the CAN-SPAM, and use of personal information in relation to other state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act. In particular, the Telephone Consumer Protection Act, the Telemarketing Sales Rule as interpreted and implemented by the Federal Communications Commission (“FCC”), and U.S. courts (collectively, the “TCPA”), impose significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Additionally, the CAN-SPAM establishes specific requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content, and obligates, among other things, the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. In addition, there is a risk if our customers or end customers use our platform in a manner that does not comply with applicable law or our policies. For additional information, see “—Risks Related to Data Privacy, Data Protection, Cybersecurity and Technology—Our customers’ and end customers’ violation of our policies or other misuse of our platform to transmit unauthorized, offensive or illegal messages, spam, phishing scams and website links to harmful applications or for other fraudulent or illegal activity could damage our reputation and brand, and we may face a risk of litigation and liability for illegal activities on our platform and unauthorized, inaccurate or fraudulent information distributed via our platform.” Our and our customers’ activities must comply with the above-mentioned laws.

In addition, data protection, privacy and cybersecurity laws outside the United States, including in the European Union, United Kingdom, or Australia, may impose obligations on us, directly or by contract. For example, the General Data Protection Regulation imposes various requirements regarding the processing of personal information, including requirements regarding transparency, lawfulness of processing, privacy rights, compliant contracting, data minimization, data breach notification, data re-usage, data retention, security of processing and international data transfers. A number of legislative proposals in the European Union have imposed, and could continue to impose, new obligations in areas affecting our business, including the Artificial Intelligence Act and the Data Act. Some countries are considering passing, or have passed, legislation implementing data protection requirements or requiring local storage and processing of information, or similar requirements, that could increase the cost and complexity of delivering our services, and new countries and territories are adopting such legislation or other obligations with increasing frequency. With various U.S. and foreign laws and regulations imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these laws and regulations, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations or to increase penalties significantly, we may face challenges in addressing their requirements and making necessary changes to our policies, practices and commercial agreements, and may incur significant costs and expenses in an effort to do so, which could result in potential liability and adversely affect our business.

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

Our customers and end customers may use our platform to make telephone calls and send short message services (“SMS”), text messages to our customers. In particular, the TCPA imposes significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. In addition, our customers may be required to comply with registration requirements to use SMS text messages, such as A2P 10DLC registration. Our customers’ use of our platform for marketing activities must comply with the above-mentioned laws and other requirements. Despite our ongoing and substantial efforts to limit such use, certain customers or end customers may use our platform to transmit unauthorized, offensive or illegal messages, calls, spam, phishing scams and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, launder money, traffic drugs, fraudulently sell goods or services, use credit or debit cards in an unauthorized manner, record conversations without proper notice or consent, and report inaccurate or fraudulent data or information. While these actions are in violation of our policies, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. Additionally, if the measures we have taken are too restrictive and inadvertently screen proper transactions, this could diminish our customer experience. Violations of the TCPA may be enforced by the FCC or by individuals through litigation, including through costly class actions, of which numerous suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, resulting in multi-million dollar settlements to the plaintiffs. In addition to costly and time-consuming litigation, statutory penalties for TCPA violations range from $500 to $1,500 per violation, which has been interpreted to mean per phone call and/or text message sent and therefore the fines and settlement amounts can be very significant. Due to the evolving interpretation of the TCPA’s restrictions, and the highly litigated nature of the TCPA, our and our customers’ business and results of operations may be adversely affected by regulators, including the FCC, or the courts interpreting the TCPA restrictions differently than we do, by actual or perceived violations of the TCPA, as well as by lawsuits or other claims against us and our customers relating to violations of the TCPA. The outcome of such proceedings may not be favorable, and one or more unfavorable outcomes could have a material adverse impact on our financial condition. Additionally, any changes to the TCPA, its interpretation, or enforcement of it by the government or private parties that further restrict the way we or our customers’ contact and communicate with potential customers or generate leads could harm our business, financial condition and results of operations. Additionally, we also send marketing messages via email and are subject to the CAN-SPAM, which establishes specific requirements for commercial email messages and outlines penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content, and obligates, among other things, the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. As laws and regulations, including FTC and FCC enforcement thereof, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us or our customers, or our employees or third parties acting at our direction, to abide by applicable laws and regulations could adversely impact our business, reputation and brand, financial condition and results of operations or subject us to fines or other penalties.

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

We also may record phone calls or other conversations on behalf of our customers for coaching or other quality assurance purposes, and our customers may also record phone calls that are placed through our platform. The actual or perceived improper calling of customer phones or recording of customer calls or other conversations may subject us to potential risks, including claims, demands and litigation, regulatory demands, investigations and other proceedings, and fines, penalties, monetary and other settlements, and other liabilities relating to laws, regulations or other actual or asserted obligations, including consumer protection laws and regulations or certain laws and regulations that require consent, including the consent of all parties in certain states, for recording. Any future such litigation or other proceedings against us, regardless of whether or not they have merit, could be costly and time-consuming to defend and may distract management and technical personnel. Among other potential claims, federal or state regulatory authorities or private groups or individuals may claim that our notices, disclosures, form or manner of obtaining consent or our policies or practices relating to these matters are not adequate or violate applicable law or other actual or asserted obligations, such as industry standards. For example, there has been a rise in lawsuits alleging violations of wiretap laws, particularly in California. Successful lawsuits alleging violations of the California Invasion of Privacy Act can result in statutory penalties of $5,000 per violation.

Risks Related to Our Intellectual Property

If we do not adequately protect our intellectual property and our data, our business, financial condition and results of operations could be materially adversely affected.

We rely on a combination of trademark, trade secret, copyright and patent law and contractual restrictions to protect our intellectual property. However, effective trademark, trade secret, copyright and patent protection is expensive to develop and maintain, both in terms of initial and ongoing applicable registration requirements and expenses and the costs of maintaining, defending and enforcing our registered intellectual property rights. We make business decisions about when to seek patent protection for a particular technology feature of ours and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even when we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our platform or other proprietary technology. Given the costs and expenses of obtaining, maintaining, protecting, exploiting, defending and enforcing our registered intellectual property rights, we may choose not to obtain, maintain, protect, exploit, defend or enforce certain intellectual property rights that later turn out to be important. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition and results of operations.

In addition, we attempt to protect our intellectual property, proprietary technology and confidential information by requiring our employees and consultants who contribute to the development of intellectual property on our behalf to enter into confidentiality and invention assignment agreements, and our vendors, customers, business partners and other third parties we share information with to enter into nondisclosure agreements. These agreements may not effectively assign all intellectual property rights to us or prevent unauthorized use or disclosure of our confidential information, trade secrets, intellectual property or proprietary technology and may not provide an adequate remedy in the event of unauthorized use, misappropriation or disclosure of our confidential information, trade secrets or proprietary technology, or infringement or misappropriation of our intellectual property. Additionally, any such agreement with respect to the assignment of intellectual property rights may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our platform or other software, technology and functionality or obtain and use information that we consider proprietary. In addition, unauthorized parties may also attempt, or successfully endeavor, to obtain our proprietary technology, confidential information and trade secrets through various methods, including through cybersecurity attacks, reverse engineering and legal or other methods of protecting this data may be inadequate.

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

We operate in an industry with frequent intellectual property litigation. Other parties have in the past asserted, and may assert in the future, that we have infringed or misappropriated their intellectual property rights. We could be required to pay substantial damages or cease using intellectual property or technology that is deemed infringing or misappropriating. In addition, despite our efforts to ensure that our employees, consultants, vendors and service providers do not use the intellectual property and other proprietary information or know-how of third parties in their work for us, we have in the past been, and may in the future be, subject to claims that we or our employees, consultants, vendors or service providers have inadvertently or otherwise used or disclosed intellectual property, including copyrighted materials, trade secrets, software code or other proprietary information of a former employer or other third parties.

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

Our platform, including our purpose-built AI solutions such as TitanIntelligence, contains software modules licensed to us by third-party authors under “open-source” licenses.

Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the software. In addition, open-source projects may have security and other vulnerabilities and architectural instabilities or may be otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. Many of the risks associated with the use of open-source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business.

If we combine our proprietary software with open-source software in a certain manner, we could, under certain “copyleft” open-source licenses, be required to release the source code of our proprietary software under the terms of such an open-source software license, which could require us to offer our source code at little or no cost or grant other rights to our intellectual property. This could enable our competitors to create similar offerings with lower development effort, resources and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the release of the affected portions of our source code, we could be required to purchase additional licenses, expend substantial time and resources to re-engineer some or all of our software or cease use or distribution of some or all of our software until we can adequately address the concerns.

Moreover, we cannot assure you that our processes for controlling our use of open-source software in our products will be effective. Although we have certain procedures in place to monitor our use of open-source software that are designed to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open-source license, such use could inadvertently occur, or could be claimed to have occurred, in part because open-source license terms are often ambiguous. In addition, the terms of many open-source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims against companies that incorporate open-source software into their solutions, challenging such companies’ rights to use the open-source software against companies that incorporate open-source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software and alleging that we do not have the rights to use, incorporate, distribute, or modify such software. Additionally, if we are held to have breached or failed to fully comply with all the terms and conditions of an open-source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our platform on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.

Risks Related to Legal and Regulatory Environment

We may become involved in claims, lawsuits, government investigations and other proceedings that may harm our business, financial condition and results of operations.

From time to time, we have been, and may in the future become, involved in various investigations or legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower, wiretapping and other litigation and claims and governmental and other regulatory investigations and proceedings. For example, plaintiffs have sought to apply federal wiretap laws, such as the Federal Wiretap Act, and similar U.S. state laws, such as California’s Invasion of Privacy Act, to certain advertising online tracking, and voice recording practices. We have received one or more claims of violation of California’s Invasion or Privacy Act, though none resulting in significant liability or expense. Such laws include private causes of action, and could result in significant monetary liability to address, including settlement costs, even if these causes of action are meritless. The number and significance of these potential claims and disputes may increase as our business expands. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and may harm our financial condition and results of operations. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing may harm our business, financial condition and results of operations.

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

We track certain operational metrics, including the number of Active Customers, which we define as customers with over $10,000 of annualized billings, and GTV, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. We may also discover unexpected errors in the data that we are using that resulted from technical or other errors. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. If we determine that any of our metrics or figures are not accurate, we may be required to revise or cease reporting such metrics or figures. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring these metrics. Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. In addition, our methodology for calculating these metrics may differ from the methodology used by other companies to calculate similar metrics and figures. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate or if we discover material inaccuracies with respect to these figures, we expect that our business, financial condition and results of operations could be adversely affected.

Operating as a public company will require us to incur substantial costs and will require substantial management attention.

As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of The Nasdaq Stock Market LLC (the “Exchange”). The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. Compliance with these rules and regulations will increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an “emerging growth company.” In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Annual Report and in filings required of a public company, our business, financial condition and results of operations will become more visible, which may result in threatened or actual litigation, including by competitors.

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

We conducted a formal study through January 31, 2025 that concluded that although there had been prior ownership changes, there were no actual limitations on the use of our NOLs. If we undergo an ownership change in the future, our ability to use our pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. Future changes in our stock ownership, some of which may be outside of our control, may result in an ownership change under these rules.

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

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no votes per share, except as otherwise required by law. Our Co-Founders and their respective affiliates together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of January 31, 2025, the shares held by our Co-Founders (including shares over which they have voting or administrative control) represented approximately 64% of the voting power of our outstanding capital stock, which voting power may increase over time as our Co-Founders exercise or vest in equity awards over time. If all such equity awards held by our Co-Founders (including the shares of our Class B common stock subject to performance-based RSUs that were granted to our Co-Founders in October 2024 and that vest upon the satisfaction of a service condition and achievement of certain stock price hurdles) had been exercised or vested and settled in shares of our Class B common stock as of January 31, 2025, the shares held by our Co-Founders (including shares over which they have voting or administrative control) represented approximately 75% of the voting power of our outstanding capital stock. As a result, our Co-Founders, along with our other principal stockholders, will be able to significantly influence or control any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Our Co-Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control or significant influence may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in our Co- Founders undertaking, or causing us to undertake, actions that would be desirable for our Co-Founders but would not be desirable for our other stockholders.

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

Shares of our Class C common stock, which entitle the holder to no votes per share (except as otherwise required by law), will not be issued and outstanding upon the completion of the offering and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future for various uses including to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time, the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in our Co-Founders holding less than a majority of our total outstanding voting power. Once our Co-Founders own less than a majority of our total outstanding voting power, our Co- Founders will no longer have the unilateral ability to elect all of our directors and to significantly influence or control the outcome of any matter submitted for a vote of our stockholders. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which will prolong the voting power of our Co-Founders. As a result, the issuance of shares of Class C common stock could prolong the duration of our Co-Founders’ control of our voting power and their ability to elect all of our directors and to significantly influence or control the outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to our Co-Founders and, in that event, they would be able to sell such shares of Class C common stock and achieve liquidity in their holdings without diminishing their voting power. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the Exchange. For additional information about our multi-class structure, refer to the “Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934,” filed as Exhibit 4.1 hereto.

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
•
volatility in the market due to macroeconomic developments, including but not limited to, the occurrence of pandemics, rising interest rates, other trade protection measures and increased inflation;
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

The trading price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market after our IPO, and the perception that these sales could occur may also depress the trading price of our Class A common stock. As of January 31, 2025, we had 76,644,240 shares of our Class A common stock, 13,404,097 shares of our Class B common stock and no shares of our Class C common stock outstanding. The shares of Class A common stock that we sold in our IPO were able to be resold immediately. The remaining shares of our capital stock will become available for sale under the terms of market standoff provisions in agreements with us, and lock-up agreements entered into between the holders of those shares and the underwriters of our IPO.

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

As a result of these agreements and the provisions of our amended and restated investors’ rights agreement, dated as of July 27, 2023 (the “IRA”), and subject to the provisions of Rule 144 or Rule 701 under the Securities Act, shares of our Class A common stock (including shares of our Class A common stock issuable upon conversion of our Class B common stock) became or will become available for sale in the public market as follows:

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on International Organization for Standardization (“ISO”) 27001 and Payment Card Industry Data Security Standard (“PCI DSS”) standards. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use ISO and PCI DSS as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
internal audits;
•
bug bounties, phishing and penetration tests;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, including incident response personnel and senior management;

•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents, as well as dedicated and expert incident commander(s) to steer incident response and resolution; and
•
a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See the section titled “Risk Factors—Risks Related to Data Privacy, Data Protection, Cybersecurity and Technology—The collection, processing, storage, use and disclosure of personal information are governed by a rapidly evolving framework of privacy, data protection, cybersecurity information transfers or other laws or regulations worldwide and may limit the use and adoption of our services and adversely affect our business.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding cybersecurity incidents it considers to be significant.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. Board members receive presentations on cybersecurity topics from our Chief Information Security Officer (“CISO”), internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies. Our management receives briefings from our CISO on our cyber risk management program and escalates matters to the Board as needed.

Our CISO is primarily responsible for assessing and managing our material risks from cybersecurity threats. The CISO, who reports to our Chief Technology Officer, has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO is an industry-recognized and credentialed executive with over a decade of leadership in information security, holding multiple professional certifications.

Our CISO takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties.

Our corporate headquarters are located in Glendale, California, where we lease an aggregate of approximately 215,000 square feet, as of January 31, 2025, pursuant to lease agreements that expire in July 2030. Our other leased facilities in the United States are in Atlanta, Georgia; Chesterfield, Missouri; Draper, Utah; Plano, Texas; and San Francisco, California; as well as internationally in Armenia. We lease all of our facilities and do not own any real property.

We believe that our facilities are suitable to meet our current needs, and that suitable additional or alternative space will be available as needed to accommodate any growth to support new employees or new geographic markets.

Item 3. Legal Proceedings.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together, materially and adversely affect our business, results of operations or financial condition. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, to establish our proprietary rights or for other matters. Involvement in such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of legal expenses and settlement costs, diversion of management attention and resources and other factors.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “TTAN” since December 12, 2024. Prior to that date, there was no public trading market for our Class A common stock.
Our Class B common stock and Class C common stock is neither listed nor publicly traded.

Holders of Record

As of March 15, 2025, there were 222 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes an indeterminate number of stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of March 15, 2025, there were 10 holders of record of our Class B common stock and no shares of our Class C common stock outstanding.

Dividend Policy

The terms of our Credit Agreement place certain limitations on the amount of cash dividends we can pay, even if no amounts are currently outstanding. We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Unregistered Sales of Equity Securities

Plan-Related Issuances

From February 1, 2024 to December 12, 2024 (the date of the filing of our registration statement on Form S-8), we issued and sold to our directors, officers, employees, consultants and other service providers an aggregate of 511,755 shares of our common stock upon the exercise of stock options under our 2015 Stock Plan, at exercise prices ranging from $0.19 to $63.55 per share, for an aggregate purchase price of $5.8 million.

From February 1, 2024 to December 12, 2024 (the date of the filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants and other service providers an aggregate of 3,527,375 restricted stock units (“RSUs”) to be settled in shares of our Class A of our common stock and an aggregate of 6,483,088 RSUs to be settled in shares of our Class B common stock, in each case pursuant to our 2015 Stock Plan.

Shares Issued in Connection with Acquisitions

In April 2024, we issued an aggregate of 373,118 shares of our common stock as consideration to accredited investors.

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

Use of Proceeds

On December 11, 2024, our registration statement on Form S-1 (File No. 333-283296), as amended, was declared effective by the Securities and Exchange Commission (the “SEC”) in connection with our initial public offering (“IPO”). We received aggregate proceeds of $674.1 million, net of underwriting costs and offering expenses. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus, filed with the SEC on December 12, 2024.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the Standard & Poor’s 500 Index (the “S&P 500”), and the S&P 500 Information Technology Sector Index. An investment of $100 is assumed to have been made in our Class A common stock and in each index on December 12, 2024, the date our Class A common stock began trading on the Nasdaq Global Select Market, and its relative performance is tracked through January 31, 2025. The graph uses the closing market price on December 12, 2024 of $101.00 per share as the initial value of our Class A common stock. Data for the S&P 500 and the S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return

$150
$125
$100
$75
12/12/2024
12/31/2024
1/31/2025
TTAN
S&P 500
S&P 500 Information Technology Sector Index

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties and our actual results, events or circumstances could differ materially from those described in forward-looking statements. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. The last day of our fiscal year is January 31, and our fiscal quarters end on April 30, July 31, October 31 and January 31. Our fiscal years ended January 31, 2023, 2024 and 2025 are referred to herein as fiscal 2023, fiscal 2024 and fiscal 2025, respectively. Unless the context otherwise requires, all references in this Annual Report to “we,” “us,” “our,” “our company,” and “ServiceTitan” refer to ServiceTitan, Inc. and its consolidated subsidiaries, and references to our “common stock” include our Class A common stock, Class B common stock and Class C common stock.

Overview

ServiceTitan is the operating system that powers the trades.

We are modernizing a large and technologically underserved industry—an industry commonly referred to as the “trades.” The trades consist of the collection of field service activities required to install, maintain, and service the infrastructure and systems of residences and commercial buildings.

ServiceTitan was born in the trades and built for the trades. Our founders, Ara Mahdessian and Vahe Kuzoyan (our “Co-Founders”), founded ServiceTitan to provide tradespeople, like their parents, with technology that is purpose built to help trades businesses thrive.

Our software provides an end-to-end, cloud-based software platform that connects and manages a wide array of business workflows such as advertising, job scheduling and management, dispatching, generating estimates and invoices, payment processing and more. Tradespeople spend their days interfacing with the ServiceTitan platform across what we believe to be the five most business-critical functions, or the “core centers of gravity,” inside a trades business: CRM (customer relationship management, including sales enablement, marketing automation and customer service), FSM (field service management, including scheduling and dispatching), ERP (enterprise resource planning, including inventory), HCM (human capital management, including compensation and payroll integration) and FinTech (including payments and third-party consumer financing). By offering interoperable capabilities in all five centers of gravity, we continuously capture comprehensive data insights across key workflows in a trades business.

Our close customer proximity and deep connection with the industry enable us to make evidence-based recommendations that can improve our customers’ business outcomes by identifying and replicating what works and fixing what does not. Our insights are augmented by the vast amounts of structured and unstructured data that we synthesize into best practices. These insights are then delivered across automated workflows, many of which we enhance with artificial intelligence (“AI”), to address the distinct vertical-specific needs of the trades.

Our platform is differentiated by our close customer proximity and deep connection with the trades industry, which enables us to make real-time, evidence-based recommendations to our customers, augmented by the vast amounts of data that we synthesize into best practices. Our platform enables impactful outcomes for our customers, including accelerating revenue and driving operational efficiency, all while improving the experience for both end customers and contractors. As customers experience the significant business acceleration benefits of our platform, we have often observed our customers hire more technicians, increase gross transaction volume (“GTV”), representing total dollars invoiced by our customers to end customers through our platform, and adopt more add-on products. Increased customer adoption of our platform leads to further data and insights, allowing us to build more differentiated features and address opportunities in new trades, use cases and customer subsegments. All of this allows us to drive more growth and efficiency for customers, delivering outsized return on investment (“ROI”), in our products. In fiscal 2025 and fiscal 2024, we processed $68.5 billion and $55.7 billion of GTV, respectively.

Recent Developments

Initial Public Offering

In December 2024, we completed our initial public offering (the “IPO”), in which we issued and sold an aggregate of 10,120,000 shares of our Class A common stock at a public offering price of $71.00 per share. We received aggregate proceeds of $674.1 million, net of underwriting costs and offering expenses. Immediately prior to the closing of the IPO, all 42,465,855 shares of our then-outstanding shares of redeemable convertible preferred stock automatically converted into 44,257,289 Class A common shares at their respective as-adjusted conversion ratios.

Upon the effectiveness of the registration statement on Form S-1 relating to the IPO (the “IPO Registration Statement”), the performance vesting condition of certain stock options and restricted stock units (“RSUs”) was met, and we recognized $59.1 million of stock-based compensation expense for the portion of the service period completed by service providers from the grant date through the effectiveness of the IPO Registration Statement.

Seasonality and Other Fluctuations

Generally, demand for our customers’ services tends to increase during the second quarter of our fiscal year, as hot weather in the summer months typically results in higher demand for trades businesses. Given that our revenue model allows our customers to scale as needed (processing more GTV through our platform and adding technicians), our sequential revenue growth has historically been strongest in the second quarter of each fiscal year. This is especially true for our usage-based revenue, which is directly tied to the amount of GTV processed through our platform. As our usage-based revenue consists primarily of payment processing, which we recognize net of interchange and other direct expenses which are passed to the customer, this seasonality also positively impacts our platform gross margin and operating margin for the second quarter of each fiscal year. Our historical growth—including through the acquisition of new customers and the launch of new products, particularly subscription-based products that are less seasonally impacted than our usage-based products—may have made it more difficult to evaluate the impact of seasonality on our business by masking the full impact of the heightened quarter-over-quarter growth we have generally experienced in the second quarter of each fiscal year. Going forward, we believe seasonality may continue to impact our quarterly results, potentially becoming more pronounced, or evolving to reveal novel seasonal trends.

Certain recurring operational events that occur through our fiscal year have also historically impacted our financial performance. Specifically, we typically experience higher operating cash outflows during our first fiscal quarter due to payment of annual corporate bonuses. Additionally, our third fiscal quarter performance typically reflects increased sales and marketing expense related to our annual user conferences, Ignite and Pantheon.

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

Drive More Value to Our Customers through Add-on Product Adoption. As we demonstrate the high ROI of our products to our customers, we are able to sell more add-on products to them and increase our share of wallet, which we measure as the portion of our customers’ GTV that we are able to earn. We efficiently expand our customer relationships over time to serve their additional needs and automate more workflows through our platform. We believe that the more our customers use our platform to power their workflows, the more value we deliver to them, and the higher revenue we can earn from them. As a result, we continue to invest in research and development to improve the functionality of our existing Core and add-on products. Our ability to increase adoption of our add-on products will depend on customer satisfaction with our platform, competition, pricing and our ability to continuously demonstrate the value proposition of our add-on products. We plan to continue investing in sales and marketing, thought leadership, industry resources and evolving our customer success teams to focus on driving additional expanded value to customers on our platform.

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

We offer tiered subscription plans for our Core and Pro products with varying contract lengths. Pursuant to these subscription contracts our customers do not have the ability to take possession of our proprietary software. For new customers, we primarily enter into either annual or multi-year subscription agreements with contract terms typically ranging from 12 to 36 months; however, certain Pro product and legacy customers are on month-to-month contracts. In nearly all cases, these contracts (monthly, annual, or multi-year) are renewed automatically unless cancelled in advance. We generally bill our customers on a monthly basis in advance of services, regardless of contract term. In some cases for certain products, the customer is billed in arrears. Pricing for these subscriptions are driven by the features included in the package and are linked to the size of the customer’s business, generally based on the number of field technicians at the customer but in some cases directly tied to the number of end customers or the customer’s revenue. In this way, our success is linked to the growth of our customers, which we measure through our net dollar retention rate. Our net dollar retention rate was over 110% for each of the fiscal years ended January 31, 2025, 2024 and 2023.1

When subscription fees are received in advance of providing the related services, we record deferred revenue on our consolidated balance sheet and recognize the revenue ratably over the related subscription period. We recognize a contract asset when revenue has been recognized but our right to consideration from the customer is conditional upon our future performance. Contract assets are transferred to accounts receivable when our right to the consideration becomes unconditional.

___________

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

Professional Services and Other Revenue

Professional services and other revenue is primarily derived from services we provide to our customers, principally onboarding, training, and some ongoing professional services. Professional services and other revenue also includes revenue generated from our live voice and chat services and certain other ancillary hardware products and services sold to customers. Fees for these professional services are generally invoiced separately at the commencement of the contract or as ordered by the customer. Revenue is recognized for professional services as the services are performed or products are delivered.

Cost of Revenue

Platform

Cost of platform revenue consists of personnel-related costs and costs related to the provisioning of our platform services. Personnel-related costs primarily include salary, employee benefits, bonuses and stock-based compensation related to our customer support team and certain customer success personnel. Costs related to the provisioning of our platform services are primarily comprised of fees paid to third-party service providers associated with delivery of Pro and FinTech products, platform infrastructure and server costs, call tracking fees, and payment processing fees. In addition, cost of platform revenue includes amortization of certain acquired intangible assets, amortization of capitalized internal-use software costs directly related to our cloud-based software solution and allocated overhead, which we define as costs such as depreciation, rent, utilities, and other facilities-related costs that are allocated across our expense categories based on headcount.

We expect our cost of platform revenue to increase in absolute dollars as the adoption and usage of our platform and product offerings increase. In addition, we expect our platform cost of revenue to decrease as a percentage of revenue resulting from a portion of our customer success personnel changing roles to sales and marketing activities at the beginning of fiscal 2026 as we shift the customer success function to focus on both customer retention and also customer expansion.

Professional Services and Other

Professional services and other cost of revenue consists primarily of personnel-related costs in connection with providing customer onboarding and customer implementation, live voice and chat services. Personnel-related costs primarily include salary, employee benefits, bonuses and stock-based compensation. Professional services and other cost of revenue also includes amortization of certain acquired intangible assets, allocated overhead, and the cost of other ancillary hardware products and services sold to customers. Professional services and other cost of revenue historically has exceeded professional services and other revenue as we invest in providing customers with implementation and onboarding services to enhance customer success.

We expect our cost of professional services and other revenue to increase in absolute dollars as the adoption of our product offerings for both new and existing customers increases.

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses.

We incurred $59.1 million of the stock-based compensation expense associated with certain performance-based options and RSUs, which is included in operating expenses in the fourth quarter of fiscal 2025, resulting from the completion of our IPO on December 13, 2024. In addition, we will incur additional stock-based compensation expense going forward relating to these award, including the performance-based RSU’s granted to our Co-Founders.

Sales and Marketing Expense

Sales and marketing expense consists primarily of personnel-related costs, consulting costs and other costs incurred in connection with our sales and marketing and certain customer success efforts. Personnel-related costs primarily include salary, commissions, employee benefits, bonuses and stock-based compensation for our outbound sales personnel that focus on new customer acquisition and for our customer success personnel that focus on expanding adoption of our products at existing customers. Sales and marketing expense also includes marketing and advertising expenses, such as our annual customer conferences, Pantheon and Ignite, and travel and trade show expenses, amortization of acquired customer intangible assets and allocated overhead. Our annual customer conferences are significant sales and marketing events, so we therefore expect an increase in sales and marketing expense during the fiscal third quarter when they occur. We expect that sales and marketing expense will increase on an absolute dollar basis as we invest to grow our business. We plan to continue to expand sales and marketing efforts to attract new customers, retain existing customers and increase revenue from both new and existing customers by adding outbound sales personnel.

In addition, we expect our sales marketing expense to increase in absolute dollars and as a percentage of revenue resulting from a portion of our customer success personnel shifting roles to sales and marketing activities at the beginning fiscal 2026 as we shift the customer success function to focus on both customer retention and also customer expansion.

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

General and Administrative Expense

General and administrative expense consists primarily of personnel-related costs for our executive, finance, legal, information systems, operations and human resource teams. Personnel-related costs primarily include salary, employee benefits, bonuses and stock-based compensation. General and administrative expense also includes professional fees, other outside consulting expenses, acquisition-related expenses and allocated overhead. We expect that general and administrative expense will increase on an absolute dollar basis, but over time decrease as a percentage of total revenue, as we focus on the efficiency of our processes and systems that will enable our internal support functions to scale with the growth of our business. We expect increases to general and administrative expense to support our growth and as we incur the costs of compliance associated with being a public company, including increased accounting and legal expenses.

Other Expense, Net

Other expense, net, consists primarily of interest expense related to our debt arrangements with financial institutions, interest income earned on our cash and cash equivalents, gains or losses on foreign currency transactions and miscellaneous other income.

Provision For Income Taxes

Our income tax provision consists of U.S. federal, state, and foreign income taxes. We maintain a full valuation allowance for our U.S. federal and state deferred tax assets, including net operating loss carryforwards, that are unable to be offset by our U.S. federal and state deferred tax liabilities, as we have concluded that it is not more likely than not that the U.S. deferred tax assets will be realized.

Results of Operations

For a discussion of our consolidated statement of operations data for the fiscal 2024 compared to fiscal 2023, refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on December 11, 2024.

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Fiscal
	2025	2024	2023
	(in thousands)
Revenue:
Platform	$739,486	$581,751	$443,523
Professional services and other	32,392	32,590	24,211
Total revenue	771,878	614,341	467,734
Cost of revenue:
Platform	202,982	169,766	140,921
Professional services and other	67,969	67,945	60,789
Total cost of revenue	270,951	237,711	201,710
Gross profit	500,927	376,630	266,024
Operating expenses:
Sales and marketing	253,349	219,994	196,775
Research and development	263,054	203,534	158,870
General and administrative	214,476	135,966	132,235
Total operating expenses	730,879	559,494	487,880
Loss from operations	(229,952)	(182,864)	(221,856)
Other expense, net
Interest expense	(15,517)	(16,436)	(54,542)
Interest income	8,765	7,067	1,624
Loss on extinguishment of debt	—	—	(9,607)
Other income (expense), net	(72)	1,224	1,801
Total other expense, net	(6,824)	(8,145)	(60,724)
Loss before income taxes	(236,776)	(191,009)	(282,580)
Provision for income taxes	2,318	4,136	(13,057)
Net loss	$(239,094)	$(195,145)	$(269,523)

Comparison of Fiscal 2025 and Fiscal 2024

Revenue

	Fiscal		Change
	2025	2024	$	Percent
	(dollars in thousands)
Revenue
Platform	$739,486	$581,751	$157,735	27%
Professional services and other	32,392	32,590	(198)	(1)%
Total revenue	$771,878	$614,341	$157,537	26%

Platform revenue increased by $157.7 million, or 27%, for fiscal 2025, compared to fiscal 2024. This increase was primarily driven by subscription revenue, which increased by $124.2 million, or 28%, for fiscal 2025, compared to fiscal 2024. In addition, revenue from our usage-based products increased by $33.5 million, or 24%, for fiscal 2025, compared to fiscal 2024. This increase was primarily driven by increases in both the volume and value of payment transactions processed using our FinTech offerings.

Professional services and other revenue decreased by $0.2 million, or 1%, for fiscal 2025, compared to fiscal 2024. This decrease was primarily driven by the disposal of certain marketing solutions in the fourth quarter of fiscal 2024, which contributed $4.7 million in revenue for fiscal 2024. The decrease was partially offset by increased revenue from a higher volume of professional services performed in fiscal 2025.

Cost of Revenue

	Fiscal		Change
	2025	2024	$	Percent
	(dollars in thousands)
Cost of revenue
Platform	$202,982	$169,766	$33,216	20%
Professional services and other	67,969	67,945	24	0%
Total cost of revenue	$270,951	$237,711	$33,240	14%
Gross profit	$500,927	$376,630
Platform gross margin	73%	71%
Professional services and other gross margin	(110)%	(108)%
Total gross margin	65%	61%

Platform cost of revenue increased by $33.2 million, or 20%, for fiscal 2025, compared to fiscal 2024. This increase was primarily due to a $13.7 million increase in the costs related to the provisioning of our platform services products and $10.4 million increase in personnel-related costs, primarily due to an increase in headcount. In addition, amortization of capitalized internally developed software increased by $4.8 million and we also recorded a $4.7 million increase in impairment losses on operating lease assets and related property and equipment for the portion of our headquarters that we ceased to use. These increases were partially offset by a decrease of $0.8 million of restructuring costs related to our reductions in workforce. Platform gross margin increased to 73% for fiscal 2025, compared to 71% for fiscal 2024, primarily due to improved efficiencies in delivering our platform at scale.

Professional services and other cost of revenue were flat for fiscal 2025, compared to fiscal 2024. Personnel-related costs increased by $3.6 million primarily due to an increase in headcount and we also recorded a $2.3 million increase in impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use. These increases were partially offset by a decrease of $2.7 million in acquired amortization of intangible assets due to accelerated amortization expense related to the disposal of certain marketing solutions in fiscal 2024, and a decrease of $2.1 million of restructuring costs related to our reductions in workforce. Professional services and other gross margin decreased slightly to (110)% for fiscal 2025, compared to (108)% for fiscal 2024.

Operating Expenses

Sales and Marketing Expense

	Fiscal		Change
	2025	2024	$	Percent
	(dollars in thousands)
Sales and marketing expense	$253,349	$219,994	$33,355	15%
Sales and marketing expense as a percentage of revenue	33%	36%

Sales and marketing expense increased by $33.4 million, or 15%, for fiscal 2025, compared to fiscal 2024. The increase in sales and marketing expense was primarily driven by an increase of $25.6 million in personnel-related costs related to an increase in headcount, including an increase of $4.2 million in commissions and an increase of $3.5 million in stock-based compensation. We also recorded a $6.0 million increase in impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use during fiscal 2025 compared to fiscal 2024. Additionally, marketing and advertising costs increased $3.3 million. These were partially offset by a decrease of $1.4 million of restructuring costs related to our reductions in workforce.

Research and Development Expense

	Fiscal		Change
	2025	2024	$	Percent
	(dollars in thousands)
Research and development expense	$263,054	$203,534	$59,520	29%
Research and development expense as a percentage of revenue	34%	33%

Research and development expense increased by $59.5 million, or 29%, for fiscal 2025, compared to fiscal 2024. The increase in research and development expense was primarily driven by an increase of $48.0 million in personnel-related costs related to an increase in headcount, including an increase of $12.8 million in stock-based compensation. The increase in stock-based compensation included $8.7 million in expense recorded for performance awards where vesting was triggered due to our IPO. Additionally, infrastructure and server costs and software subscription fees related to our ongoing product development efforts increased $4.3 million related to our ongoing product development efforts. We also recorded a $5.8 million increase in impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use. These increases were partially offset by a decrease of $1.0 million in third-party development resources as we leveraged more internal development resources in fiscal 2025.

General and Administrative Expense

	Fiscal		Change
	2025	2024	$	Percent
	(dollars in thousands)
General and administrative expense	$214,476	$135,966	$78,510	58%
General and administrative expense as a percentage of revenue	28%	22%

General and administrative expense increased by $78.5 million, or 58%, for fiscal 2025, compared to fiscal 2024. The increase in general and administrative expense was primarily driven by an increase of $57.4 million in personnel-related costs related to an increase in headcount, including an increase of $44.8 million in stock-based compensation. The increase in stock-based compensation also included $52.2 million in expense recorded for performance awards where vesting was triggered due to our IPO, of which $15.0 million related to performance-based RSUs granted to our Co-Founders, which were partially offset by a $6.2 million expense in fiscal 2024 related to the 2024 Tender Offer. We also recorded a $15.5 million increase in impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use. Additionally, consulting and professional fees increased $2.7 million primarily related to preparation activities for our IPO in fiscal 2025 and acquisition related expenses increased $1.6 million related to our acquisition of Convex Labs Inc. (“Convex”) in fiscal 2025.

Other Expense, Net

	Fiscal		Change
	2025	2024	$	Percent
	(dollars in thousands)
Other expense, net	$(6,824)	$(8,145)	$1,321	(16)%

Other expense, net, decreased by $1.3 million, or 16%, for fiscal 2025, compared to fiscal 2024, primarily due to an increase of $1.7 million in interest income related to our higher cash balance and a decrease of $0.9 million in interest expense due to the restructuring of our debt in fiscal 2025. These were partially offset by $1.0 million of government grants related to our operations in Armenia in fiscal 2024.

Provision for Income Taxes

	Fiscal		Change
	2025	2024	$	Percent
	(dollars in thousands)
Provision for income taxes	$2,318	$4,136	$(1,818)	(44)%

Our provision for income taxes decreased by $1.8 million, or 44%, for fiscal 2025, compared to fiscal 2024. The change is primarily driven by income earned by our foreign subsidiaries. For additional detail, see Note 14 to our consolidated financial statements included in this Annual Report.

Non-GAAP Financial Measures

In addition to our results prepared in accordance with GAAP, we believe non-GAAP gross profit and non-GAAP gross margin (in total and for platform and professional services and other), non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP income (loss) from operations, non-GAAP operating margin, and non-GAAP net income (loss) are useful in evaluating our operating performance.

For the reasons set forth below, we believe that excluding the following items provides information that is helpful in understanding our results of operations, evaluating our future prospects, comparing our financial results across accounting periods, and comparing our financial results to our peers, many of which provide similar non-GAAP financial measures.

•
Stock-based compensation expense and related employer payroll taxes. We exclude stock-based compensation expense, including the performance-based RSU’s granted to our Co-Founders, and related employer payroll taxes to allow investors to make more meaningful comparisons of our performance between periods and to facilitate a comparison of our performance to those of other peer companies. Stock-based compensation expense may vary between periods due to various factors unrelated to our core performance, including as a result of the assumptions used in the valuation methodologies, timing and amount of grants, the completion of our IPO, and other factors. We exclude employer payroll taxes because the amounts vary based on timing and settlement or vesting of awards unrelated to our core operating performance. Moreover, stock-based compensation expense is a non-cash expense that we exclude from our internal management reporting processes and when assessing our actual performance, budgeting, planning, and forecasting future periods.
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
•
Loss on operating lease assets. In fiscal 2024 and fiscal 2025, we incurred impairments on certain right-of-use assets and other long-lived assets. See Note 4 of our audited consolidated financial statements included in this Annual Report. We believe that it is useful to exclude these charges when assessing the level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods. In addition, we believe excluding such costs enhances the comparability between periods.
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

These measures, however, have certain limitations in that they reflect the exercise of judgment by our management about which expenses are excluded or included and do not include the impact of certain expenses that are reflected in our consolidated statement of operations that are necessary to run our business. These non-GAAP financial measures should be considered in addition to, not as a substitute for or in isolation from, our financial results determined in accordance with GAAP. We caution investors that amounts presented in accordance with our definition of non-GAAP gross profit, non-GAAP gross margin, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP income (loss) from operations, non-GAAP operating margin, and non-GAAP net income (loss) may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate these non-GAAP financial measures in the same manner.

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

The following table reflects the reconciliation of GAAP gross profit to non-GAAP gross profit and GAAP gross margin to non-GAAP gross margin for the periods presented:

	Platform		Professional Services and Other		Total
	Fiscal		Fiscal		Fiscal
	2025	2024	2025	2024	2025	2024
	(in thousands)
GAAP gross profit	$536,504	$411,985	$(35,577)	$(35,355)	$500,927	$376,630
Stock-based compensation expense and related employer payroll taxes	5,731	5,694	4,298	4,424	10,029	10,118
Amortization of acquired intangible assets	21,902	21,844	1,786	4,484	23,688	26,328
Restructuring charges	386	1,217	129	2,181	515	3,398
Loss on operating lease assets	5,492	798	2,608	347	8,100	1,145
Non-GAAP gross profit	$570,015	$441,538	$(26,756)	$(23,919)	$543,259	$417,619

	Platform		Professional Services and Other		Total
	Fiscal		Fiscal		Fiscal
	2025	2024	2025	2024	2025	2024
GAAP gross margin	73%	71%	(110)%	(108)%	65%	61%
Stock-based compensation expense and related employer payroll taxes	1%	1%	13%	14%	1%	2%
Amortization of acquired intangible assets	3%	4%	6%	14%	3%	4%
Restructuring charges	—%	—%	—%	7%	—%	1%
Loss on operating lease assets	1%	—%	8%	1%	1%	—%
Non-GAAP gross margin *	77%	76%	(83)%	(73)%	70%	68%

* Totals may not foot due to rounding.

Non-GAAP Sales and Marketing Expense

We define non-GAAP sales and marketing expense as GAAP sales and marketing expense excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, restructuring charges and loss on operating lease assets.

The following table reflects the reconciliation of GAAP sales and marketing expense to non-GAAP sales and marketing expense for the periods presented:

	Fiscal
	2025	2024
	(in thousands)
GAAP sales and marketing expense	$253,349	$219,994
Stock-based compensation expense and related employer payroll taxes	(24,630)	(21,333)
Amortization of acquired intangible assets	(22,237)	(22,489)
Restructuring charges	(292)	(1,674)
Loss on operating lease assets	(7,023)	(980)
Non-GAAP sales and marketing expense	$199,167	$173,518

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

The following table reflects the reconciliation of GAAP research and development expense to non-GAAP research and development expense for the periods presented:

	Fiscal
	2025	2024
	(in thousands)
GAAP research and development expense	$263,054	$203,534
Stock-based compensation expense and related employer payroll taxes	(47,053)	(34,408)
Acquisition-related items	(250)	—
Restructuring charges	(991)	(1,546)
Loss on operating lease assets	(6,837)	(1,007)
Non-GAAP research and development expense	$207,923	$166,573

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

The following table reflects the reconciliation of GAAP general and administrative expense to non-GAAP general and administrative expense for the periods presented:

	Fiscal
	2025	2024
	(in thousands)
GAAP general and administrative expense	$214,476	$135,966
Stock-based compensation expense and related employer payroll taxes	(68,749)	(39,173)
Stock-based compensation expense - Co-Founders performance based RSUs	(14,980)	—
Acquisition-related items	(1,933)	1,092
Restructuring charges	(698)	(1,564)
Loss on operating lease assets	(17,189)	(1,725)
Non-GAAP general and administrative expense	$110,927	$94,596

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

The following table reflects the reconciliation of GAAP loss from operations to non-GAAP income (loss) from operations and GAAP operating margin to non-GAAP operating margin for the periods presented:

	Fiscal
	2025	2024
	(in thousands)
GAAP loss from operations	$(229,952)	$(182,864)
Stock-based compensation expense and related employer payroll taxes	150,461	105,032
Stock-based compensation expense - Co-Founders performance based RSUs	14,980	-
Amortization of acquired intangible assets	45,925	48,817
Restructuring charges	2,496	8,182
Acquisition-related items	2,183	(1,092)
Loss on operating lease assets	39,149	4,857
Non-GAAP income (loss) from operations	$25,242	$(17,068)

	Fiscal
	2025	2024
GAAP operating margin	(30)%	(30)%
Stock-based compensation expense and related employer payroll taxes	19%	17%
Stock-based compensation expense - Co-Founders performance based RSUs	2%	—%
Amortization of acquired intangible assets	6%	8%
Restructuring charges	—%	1%
Acquisition-related items	—%	—%
Loss on operating lease assets	5%	1%
Non-GAAP operating margin *	3%	(3)%

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

	Fiscal
	2025	2024
	(in thousands)
GAAP net loss	$(239,094)	$(195,145)
Stock-based compensation expense and related employer payroll taxes	150,461	105,032
Stock-based compensation expense - Co-Founders performance based RSUs	14,980	—
Amortization of acquired intangible assets	45,925	48,817
Restructuring charges	2,496	8,182
Acquisition-related items	2,183	(1,092)
Loss on operating lease assets	39,149	4,857
Income tax effects related to the above adjustments (1)	439	1,915
Non-GAAP net income (loss)	$16,539	$(27,434)

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

	Fiscal
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$37,053	$(39,702)
Capitalized internal-use software	(17,799)	(15,743)
Purchase of property and equipment	(3,800)	(28,354)
Deposits for property and equipment	—	(518)
Non-GAAP free cash flow	$15,454	$(84,317)

Liquidity and Capital Resources

As of January 31, 2025, we had cash and cash equivalents of $441.8 million, which excludes restricted cash of $1.0 million, and $140.0 million available under the Credit Agreement, as defined below. Cash and cash equivalents consisted of checking accounts and money market funds with maturities less than 90 days from the date of purchase. Our liquidity is subject to various risks including the risks set forth in the section titled “Risk Factors” and the market risks identified in the section titled “Quantitative and Qualitative Disclosures about Market Risk.”

Our primary cash needs are for personnel-related expenses, costs related to the provisioning of our platform services, and marketing expenses. The first quarter of our fiscal year is typically the largest operating cash outflow quarter due to the payout of our annual bonuses.

We believe that our existing cash and cash equivalents, cash available under our Credit Agreement, and cash receipts from our revenue arrangements will be sufficient to support working capital, operating lease payments and capital expenditure requirements for at least 12 months from the date of this Annual Report. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.” Further, in the future we may enter into arrangements to acquire or invest in businesses, products, services and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms if at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition could be adversely affected.

Credit Agreement

In January 2023, we entered into a secured credit agreement with Wells Fargo Bank N.A., as administrative agent and collateral agent, and certain lenders. In September 2024, we entered into an amendment to the secured credit agreement, effective October 1, 2024 (as amended, the “Credit Agreement”) that converted our existing term loan balance of $177.3 million and $70.0 million revolver facility to a term loan of $107.3 million (as amended, the “Term Loan”) and a revolver facility of $140.0 million, of which $70.0 million was initially drawn (as amended, the “Revolver Facility”). In January 2025 we repaid all amounts outstanding under the Revolver Facility. The Credit Agreement contains the standard and customary covenants for agreements of this type, including various reporting, affirmative and negative covenants. Among other things, these covenants set forth minimum revenue thresholds, require the maintenance of minimum liquidity and establish certain limits to our and our subsidiaries’ ability to create or incur liens on assets, make acquisitions of or investments in businesses, engage in any material line of business substantially different from our current lines of business, incur additional indebtedness or contingent obligations, sell or dispose of assets, pay dividends and make loans or advances to employees.

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

As of January 31, 2025, we had total debt of $105.1 million, consisting of the outstanding principal balance of the Term Loan of $107.0 million, net of unamortized debt issuance costs of $1.9 million. There was no balance drawn under the Revolver Facility.

Cash Flows

The following table summarizes our cashflows for the periods indicated:

	Fiscal
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$37,053	$(39,702)
Net cash used in investing activities	(22,783)	(40,347)
Net cash provided by financing activities	279,713	24,269
Net increase (decrease) in cash, cash equivalents, and restricted cash	$293,983	$(55,780)

Operating Activities

Net cash provided by operating activities was $37.1 million for fiscal 2025. This primarily related to our non-cash charges of $306.2 million, adjusted for our net loss of $239.1 million and net cash outflows of 30.0 million from changes in our operating assets and liabilities. The primary drivers of the changes in our operating assets and liabilities related to an increase in deferred contract costs of $15.8 million and contract assets of $6.6 million, an increase in accounts receivable of $17.7 million due to the increase in revenue, a decrease in accounts payable and other accrued expenses of $9.0 million due to the payment of deferred offering costs related to our IPO, and a decrease of lease liabilities of $9.4 million. These were partially offset by an increase in accrued personnel related expenses of $23.2 million due to an increase in headcount and bonus achievement, an increase in deferred revenue of $3.3 million, and an increase in other liabilities of $2.1 million.

Net cash used in operating activities was $39.7 million in fiscal 2024. This primarily related to our net loss of $195.1 million, adjusted for non-cash charges of $208.2 million and net cash outflows of $52.7 million for changes in our operating assets and liabilities. The primary drivers of the changes in our operating assets and liabilities relate to an increase in deferred contract costs of $12.6 million, an increase in contract assets of $11.8 million, a decrease in lease liability of $9.2 million, an increase in accounts receivable of $7.8 million, a decrease in accounts payable and accrued operating expenses, accrued personnel-related expenses and other liabilities of $6.4 million, and an increase in prepaid and other assets of $5.2 million. The changes in our operating assets and liabilities are primarily due to the growth of our business, timing of cash receipts from customers, timing of cash payments to our vendors and timing of payroll.

Investing Activities

Net cash used in investing activities was $22.8 million for fiscal 2025. This consisted of cash outflows of $17.8 million for the investments in capitalized internal-use software, $3.8 million for the purchase of property and equipment, and $1.2 million of cash paid, net of cash acquired, for the acquisition of Convex.

Net cash used in investing activities was $40.3 million for fiscal 2024. This consisted of cash outflows relating to $28.4 million for the purchase of property and equipment primarily related to improvements to our headquarters and other facilities and $15.7 million for the investments in capitalized internal-use software, partially offset by the proceeds from the sale of intangible assets of $2.7 million and the repayment of an employee loan of $1.5 million.

Financing Activities

Net cash provided by financing activities was $279.7 million for fiscal 2025. This consisted primarily of the net proceeds from our IPO of $674.5 million and $6.7 million of proceeds from the exercise of stock options. These were partially offset by the repayment of our non-convertible preferred stock of $310.6 million, the repayment of debt of $71.6 million, and the repurchase of shares for the tax withholdings upon settlement of RSUs of $19.0 million.

Net cash provided by financing activities was $24.3 million for fiscal 2024. This consisted of proceeds from the issuance of Series H-1 redeemable convertible preferred stock, net of issuance costs, of $33.6 million and $9.7 million from the exercise of stock options, partially offset by the net settlement of shares for tax withholding of RSUs of $16.5 million, the payment of debt of $1.4 million, and the payment of contingent consideration of $0.8 million.

Recently Adopted Accounting Pronouncements

Refer to Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report for recently adopted accounting pronouncements and new accounting pronouncements not yet adopted as of the date of this report.

Critical Accounting Policies and Estimates

Our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report are prepared in accordance with GAAP. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates.

An accounting policy is deemed critical if it is both important to the portrayal of our financial condition and results and requires us to make difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. An accounting estimate is deemed critical where the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimate on our financial condition or operating performance is material.

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information of the below critical accounting policies and estimates and our other significant accounting policies, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report.

Revenue Recognition

Revenue recognition represents an important accounting policy to the understanding of our financial condition and results of operations. Our revenue recognition may require the use of significant judgment in determining whether services are considered distinct performance obligations that should be accounted for separately and determining estimated standalone selling prices for the purposes of allocating the transaction price to distinct performance obligations. For information regarding our revenue recognition accounting policy, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report.

Stock-Based Compensation

Stock-based compensation represents a critical accounting policy to the understanding of our results of operations. For information regarding our stock-based compensation accounting policy, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report.

The value of our common stock is the primary input to measure the grant date fair value of our stock-based awards. The valuation of our common stock used in estimating the grant date fair value of our stock-based awards granted prior to our IPO was a critical accounting estimate as it was subject to significant assumptions and estimates as described below.

Common Stock Valuations

Prior to our Class A common stock trading on the Nasdaq Global Select Market, we were required to estimate the fair value of the common stock underlying our stock awards. Significant judgment was required in determining the fair value of our common stock. Such fair values of our common stock underlying our stock-based awards were determined by our board of directors with input from management and independent third-party valuations prepared in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation. We believe that our board of directors has the relevant experience and expertise to determine the fair value of our common stock. As described below, the exercise price of our stock-based options was determined by our board of directors based in part on the most recent contemporaneous third-party valuation as of the grant date. Given the absence of a public trading market of our common stock, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock including:

•	contemporaneous valuations performed by independent third-party specialists;

•	the prices, rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock;

•	lack of marketability of our common stock;

•	our actual operating and financial performance;

•	current business conditions and projections;

•	likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our company given prevailing market conditions;

•	the market performance of comparable publicly traded companies; and

•	the U.S. and global capital market conditions.

In valuing our common stock, we determined the equity value using a hybrid approach where two scenarios were examined: (1) the IPO scenario and (2) the stay private scenario. The per share equity values derived from these scenarios were then probability weighted to estimate the per share value of our common stock.

In the IPO scenario, we used the precedent transaction method which estimates the fair value of our equity based on the sale prices of shares of our preferred or common stock in a recent financing, if applicable, or other transactions in our capital stock. We then estimated the per share value of our common stock by dividing the total equity value by our number of shares of common stock assuming our preferred stock converts.

In the stay private scenario, we estimated the fair value of our equity using a market approach valuation method. The market approach estimates equity value based on the guideline public company method or the precedent transaction method described above. The guideline public company method analyzes the comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial metrics to estimate the value of the subject company. We then determined the per share value of our common stock using an option-pricing model (“OPM”), to which we then applied a lack of marketability discount. The OPM allocates values to each equity class by creating a series of call options on our equity value, with exercise prices based on the liquidation preferences, participation rights and strike prices of the equity instruments.

The common stock value used in determining the grant date fair value of awards granted after our IPO are based on our stock price as reported on the Nasdaq on the date of grant.

Acquisitions

Accounting for acquisitions represents a critical accounting policy. For information regarding our acquisition accounting policy, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report. Determining the fair value of assets acquired and liabilities assumed requires management to make judgments and estimates, including the selection of valuation methodologies, assumptions used in future revenue, cost and cash flow forecasts and selection of comparable companies. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination. While we use our best estimates and judgments, estimates are inherently uncertain and subject to refinement. The valuation of intangible assets, primarily customer relationships and developed technology, includes estimates that are critical accounting estimates. These critical estimates are primarily those relating to forecasted growth rates, customer retention rates and obsolescence rates of acquired technology. We base these estimates using information available regarding historical trends and future industry conditions and macroeconomic events, and judgments regarding the replacement and obsolescence of acquired technologies, among other factors.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Interest Rate Risk

As of January 31, 2025, we had cash and cash equivalents of $441.8 million, which excludes restricted cash of $1.0 million. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

Our exposures to market risk for changes in interest rates relate primarily to the Credit Agreement (described above), which bears floating interest rates and a rising interest rate environment will increase the amount of interest paid on these loans. Each 100 basis point increase in these initial rates would increase annual interest expense by approximately $1.1 million assuming the loans remain outstanding for the annual period.

Foreign Currency Risk

The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in Canadian dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, Armenia and Canada. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements in fiscal 2025. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ServiceTitan, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ServiceTitan, Inc. and its subsidiaries (the “Company”) as of January 31, 2025 and 2024, and the related consolidated statements of operations, of non-convertible preferred stock, redeemable convertible preferred stock, and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

April 1, 2025

We have served as the Company's auditor since 2017.

ServiceTitan, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of January 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$441,802	$146,710
Restricted cash	711	1,403
Accounts receivable, net of allowance of $4,698 and $3,762 as of January 31, 2025 and January 31, 2024, respectively	44,469	28,046
Deferred contract costs, current	11,554	9,451
Contract assets	45,926	39,329
Prepaid expenses	24,791	22,652
Other current assets	3,513	1,640
Total current assets	572,766	249,231
Restricted cash, noncurrent	333	750
Deferred contract costs, noncurrent	10,608	8,399
Property and equipment, net	56,667	97,170
Operating lease right-of-use assets	24,025	43,270
Internal-use software, net	35,775	29,300
Intangible assets, net	214,952	251,347
Goodwill	845,836	830,872
Other assets	7,686	7,327
Total assets	$1,768,648	$1,517,666
Liabilities, Non-Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable and other accrued expenses	$40,182	$45,293
Accrued personnel related expenses	80,160	55,321
Deferred revenue, current	16,803	11,160
Operating lease liabilities, current	12,996	11,005
Short-term debt	1,073	1,800
Other current liabilities	1,902	688
Total current liabilities	153,116	125,267
Operating lease liabilities, noncurrent	47,327	58,576
Long-term debt, net	104,014	174,578
Other noncurrent liabilities	9,607	7,684
Total liabilities	314,064	366,105
Commitments and contingencies (Note 8)
Non-Convertible Preferred Stock
Non-convertible preferred stock, par value $0.001, 0 and 250,000 authorized, issued and outstanding as of January 31, 2025 and 2024, respectively.	—	233,546
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock, par value $0.001, 0 and 42,465,855 shares authorized, issued and outstanding as of January 31, 2025 and 2024, respectively.	—	1,395,878
Stockholders' Equity (Deficit)
Preferred stock, par value $0.001, 100,000,000 and 0 shares authorized as of January 31, 2025 and 2024, respectively. 0 shares issued and outstanding as of January 31, 2025 and 2024	—	—
Class A common stock, par value $0.001, 1,000,000,000 and 92,630,000 shares authorized as of January 31, 2025 and 2024, respectively. 76,644,240 shares and 34,185,388 shares issued and outstanding as of January 31, 2025 and 2024, respectively	77	34
Class B common stock, par value $0.001, 100,000,000 and 0 shares authorized as of January 31, 2025 and 2024, respectively. 13,404,097 shares and 0 shares issued and outstanding as of January 31, 2025 and 2024, respectively	13	—
Class C common stock, par value $0.001, 100,000,000 and 0 shares authorized as of January 31, 2025 and 2024, respectively. 0 shares issued and outstanding as of January 31, 2025 and 2024	—	—
Additional paid-in capital	2,560,224	388,739
Accumulated deficit	(1,105,730)	(866,636)
Total stockholders' equity (deficit)	1,454,584	(477,863)
Total liabilities, non-convertible preferred stock, redeemable convertible preferred stock and stockholders' equity (deficit)	$1,768,648	$1,517,666

The accompanying notes are an integral part of these audited consolidated financial statements.

ServiceTitan, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Fiscal
	2025	2024	2023
Revenue:
Platform	$739,486	$581,751	$443,523
Professional services and other	32,392	32,590	24,211
Total revenue	771,878	614,341	467,734
Cost of revenue:
Platform	202,982	169,766	140,921
Professional services and other	67,969	67,945	60,789
Total cost of revenue	270,951	237,711	201,710
Gross profit	500,927	376,630	266,024
Operating expenses:
Sales and marketing	253,349	219,994	196,775
Research and development	263,054	203,534	158,870
General and administrative	214,476	135,966	132,235
Total operating expenses	730,879	559,494	487,880
Loss from operations	(229,952)	(182,864)	(221,856)
Other expense, net
Interest expense	(15,517)	(16,436)	(54,542)
Interest income	8,765	7,067	1,624
Loss on extinguishment of debt	—	—	(9,607)
Other income (expense), net	(72)	1,224	1,801
Total other expense, net	(6,824)	(8,145)	(60,724)
Loss before income taxes	(236,776)	(191,009)	(282,580)
Provision for income taxes	2,318	4,136	(13,057)
Net loss	(239,094)	(195,145)	(269,523)
Adjustments to net loss attributable to common stockholders (see Note 15)	(120,631)	(45,873)	(13,478)
Net loss attributable to common stockholders	$(359,725)	$(241,018)	$(283,001)
Net loss per share, basic and diluted	$(8.53)	$(7.24)	$(9.31)
Weighted-average shares used in computing net loss per share, basic and diluted	42,148,552	33,267,131	30,410,373

The accompanying notes are an integral part of these audited consolidated financial statements.

ServiceTitan, Inc.

Consolidated Statements of Non-Convertible Preferred Stock, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Non-Convertible		Redeemable Convertible		Common Stock				Additional	Notes Receivable		Total
	Preferred Stock		Preferred Stock		Class A		Class B		Paid-in	for exercise of	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stock options	Deficit	Equity (Deficit)
Balance as of January 31, 2022	—	$-	36,459,511	$889,352	30,030,960	$30	$-	$-	$158,636	$(2,311)	$(401,968)	$(245,613)
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	—	—	5,604,318	472,935	—	—	—	—	—	—	—	—
Issuance of non-convertible preferred stock, net of issuance costs	250,000	173,924	—	—	—	—	—	—	—	—	—	—
Accretion of non-convertible preferred stock	—	13,478	—	—	—	—	—	—	(13,478)	—	—	(13,478)
Issuance of common stock, acquisition consideration	—	—	—	—	818,962	1	—	—	45,288	—	—	45,289
Exercise of warrants	—	—	—	—	1,262,516	1	—	—	75,265	—	—	75,266
Exercise of stock options	—	—	—	—	1,108,823	1	—	—	6,522	—	—	6,523
Settlement of restricted stock units	—	—	—	—	197,738	—	—	—	—	—	—	—
Shares repurchased for tax withholding on settlement of restricted stock units	—	—	—	—	(59,220)	—	—	—	(3,385)	—	—	(3,385)
Repurchases of shares upon early exercise of stock options for cash, net of issuances	—	—	—	—	(546,284)	—	—	—	—	—	—	—
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	—	—	—	—	1,695	—	—	1,695
Repayment of notes receivable	—	—	—	—	—	—	—	—		2,311	—	2,311
Stock-based compensation	—	—	—	—	—	—	—	—	65,764	—	—	65,764
Net loss	—	—	—	—	—	—	—	—		—	(269,523)	(269,523)
Balance as of January 31, 2023	250,000	$187,402	42,063,829	$1,362,287	32,813,495	$33	—	$—	$336,307	$—	$(671,491)	$(335,151)
Issuance of Series H-1 redeemable convertible preferred stock, net of issuance costs	—	—	402,026	33,591	—	—	—	—	—	—	—	—
Accretion of non-convertible preferred stock	—	45,873	—	—	—	—	—	—	(45,873)	—	—	(45,873)
Adjustment to non-convertible preferred stock and warrant issuance costs	—	271	—	—	—	—	—	—	100	—	—	100
Exercise of stock options	—	—	—	—	849,938	1	—	—	9,702	—	—	9,703
Settlement of restricted stock units	—	—	—	—	789,291	—	—	—	—	—	—	—
Shares repurchased for tax withholding on settlement of restricted stock units	—	—	—	—	(267,336)	—	—	—	(16,506)	—	—	(16,506)
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	—	—	—	—	523	—	—	523
Stock-based compensation	—	—	—	—	—	—	—	—	104,486	—	—	104,486
Net loss	—	—	—	—	—	—	—	—	—	—	(195,145)	(195,145)
Balance as of January 31, 2024	250,000	$233,546	42,465,855	$1,395,878	34,185,388	$34	—	$—	$388,739	$—	$(866,636)	$(477,863)
Impact of adopting ASU 2020-06 (1)	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of underwriting costs and offering expenses	—	—	—	—	10,120,000	10	—	—	674,041	—	—	674,051
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	—	(42,465,855)	(1,395,878)	44,257,289	44	—	—	1,395,834	—	—	1,395,878
Conversion of Class A to Class B common stock	—	—	—	—	(13,404,097)	(13)	13,404,097	13	—	—	—	—
Accretion of non-convertible preferred stock	—	48,703	—	—	—	—	—	—	(48,703)	—	—	(48,703)
Repayment of non-convertible preferred stock	(250,000)	(282,249)	—	—	—	—	—	—	(28,313)	—	—	(28,313)
Issuance of common stock, acquisition consideration	—	—	—	—	373,118	1	—	—	23,469	—	—	23,470
Exercise of stock options	—	—	—	—	631,119	1	—	—	6,654	—	—	6,655
Settlement of restricted stock units	—	—	—	—	791,097	—	—	—	—	—	—	—
Shares repurchased for tax withholding on settlement of restricted stock units	—	—	—	—	(309,674)	—	—	—	(18,963)	—	—	(18,963)
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	—	—	—	—	204	—	—	204
Stock-based compensation	—	—	—	—	—	—	—	—	167,262	—	—	167,262
Net loss	—	—	—	—	—	—	—	—	—	—	(239,094)	(239,094)
Balance as of January 31, 2025	—	$—	—	$—	76,644,240	$77	13,404,097	$13	$2,560,224	$-	$(1,105,730)	$1,454,584

(1) See further discussion in Note 2.

The accompanying notes are an integral part of these audited consolidated financial statements.

ServiceTitan, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal
	2025	2024	2023
Cash flows provided by (used in) operating activities
Net loss	$(239,094)	$(195,145)	$(269,523)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization expense	80,221	80,989	57,653
Amortization of deferred contract costs	11,471	9,402	6,386
Noncash operating lease expense	6,340	7,612	7,719
Stock-based compensation expense	163,729	102,454	64,149
Loss on impairment and disposal of assets	39,358	5,423	277
Abandoned offering costs	—	—	5,563
Change in valuation of contingent consideration	(135)	(1,100)	(1,105)
Deferred income taxes	1,182	1,826	(14,514)
Amortization of debt issuance costs	327	141	5,432
Loss on extinguishment of debt	—	—	9,607
Gain on sale of intangibles	—	(1,224)	—
Provision for credit losses	3,688	2,649	391
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	(17,686)	(7,789)	(4,454)
Prepaid expenses and other current assets	(2,863)	(3,351)	(1,115)
Deferred contract costs	(15,781)	(12,595)	(11,063)
Contract assets	(6,597)	(11,840)	(10,177)
Other assets	2,661	(1,889)	(3,467)
Accounts payable and other accrued expenses	(8,980)	(2,768)	6,877
Accrued personnel-related expenses	23,165	(962)	18,088
Operating lease liabilities	(9,418)	(9,247)	9,276
Other liabilities	2,133	(2,657)	1,529
Deferred revenue	3,332	369	1,723
Net cash provided by (used in) operating activities	37,053	(39,702)	(120,748)
Cash flows provided by (used in) investing activities
Capitalized internal-use software	(17,799)	(15,743)	(15,480)
Purchase of property and equipment	(3,800)	(28,354)	(73,960)
Cash received for sale of intangible assets	—	2,739	—
Deposits for property and equipment	—	(518)	(2,530)
Repayment of loan to employee	—	1,529	515
Acquisition of business, net of cash acquired	(1,184)	—	(589,727)
Net cash used in investing activities	(22,783)	(40,347)	(681,182)
Cash flows provided by (used in) financing activities
Payment of contingent consideration	(300)	(835)	(675)
Proceeds from exercise of stock options	6,655	9,703	6,753
Cash paid for repurchases of early exercised options	—	—	(4,721)
Proceeds from issuance of Series H redeemable convertible preferred stock	—	—	473,964
Payment of Series H convertible preferred stock issuance costs	—	—	(1,029)
Proceeds from issuance of Series H-1 redeemable convertible preferred stock	—	34,000	—
Payment of Series H-1 convertible preferred stock issuance costs	—	(409)	—
Proceeds from issuance of non-convertible preferred stock and warrants	—	—	250,000
Payments of non-convertible preferred stock and warrants	—	—	(810)
Proceeds from debt arrangements	—	—	905,000
Proceeds from issuance of common stock in initial public offering, net of underwriting costs	682,952	—	—
Repayment of non-convertible preferred stock	(310,562)	—	—
Payment of debt arrangements	(71,618)	(1,350)	(725,000)
Payment of debt issuance costs	—	—	(17,848)
Costs associated with initial public offering	(8,451)	(334)	(2,031)
Shares repurchased for tax withholding for the settlement of restricted stock units	(18,963)	(16,506)	(3,385)
Proceeds from repayment of notes receivable for exercise of stock options	—	—	8,815
Net cash provided by financing activities	279,713	24,269	889,033
Net increase (decrease) in cash, cash equivalents, and restricted cash	293,983	(55,780)	87,103
Cash, cash equivalents, and restricted cash
Beginning of period	148,863	204,643	117,540
End of period	$442,846	$148,863	$204,643

The accompanying notes are an integral part of these audited consolidated financial statements.

	Fiscal
	2025	2024	2023
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$16,371	$14,697	$48,751
Cash paid for amounts included in the measurement of lease liabilities	$12,877	$14,591	$10,925
Cash paid for income taxes	$1,726	$1,837	$861
Tenant improvements received from lessor	$1,127	$3,944	$18,396
Noncash investing and financing activities:
Issuance of common stock in consideration for business acquisition	$23,470	$—	$45,289
Capitalized internal-use software additions included in accrued expenses	$2,746	$1,441	$2,035
Stock-based compensation capitalized in internal-use software	$3,533	$2,032	$1,615
Property and equipment purchases included in accounts payable and accrued expenses	$68	$16	$6,800
Contingent consideration for acquisition included in accounts payable and accrued operating expenses and other liabilities	$—	$435	$2,370
Reclassification from liabilities to additional paid-in capital upon vesting of early exercised stock options	$204	$523	$1,695
Conversion of preferred stock to common stock	$1,395,878	$—	$—
Costs associated with initial public offering included in accrued expenses	$450	$3,407	$2,572
Debt issuance costs included in accrued expenses	$—	$—	$1,727
Right-of-use assets obtained in exchange for lease obligations	$1,217	$3,293	$669
Reduction in right-of-use asset and lease liability due to reduction in lease payments	$1,057	$—	$—
Change in asset retirement obligations	$66	$359	$1,666
Accretion of non-convertible preferred stock	$48,703	$45,873	$13,478
Reconciliation of cash, cash equivalents, and restricted cash within consolidated balance sheets:
Cash and cash equivalents	$441,802	$146,710	$202,490
Restricted cash	$1,044	$2,153	$2,153
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$442,846	$148,863	$204,643

The accompanying notes are an integral part of these audited consolidated financial statements.

ServiceTitan, Inc.

Notes to Consolidated Financial Statements

1.
Description of Business

ServiceTitan, Inc. (“ServiceTitan” or the “Company”) is incorporated in the state of Delaware and its headquarters are in Glendale, California. The Company also has subsidiaries in Yerevan, Armenia and British Columbia, Canada that primarily serve as research and development and support centers. ServiceTitan is an end-to-end technology platform built for contractors to transform the performance of their businesses. The Company’s platform provides business owners, technicians, customer service representatives and other key office staff with technology tools designed to help customers grow revenue, drive operational efficiencies, deliver a superior end-customer experience and monitor key business drivers in real-time.

Completion of Initial Public Offering

In December 2024, the Company completed its initial public offering (“IPO”) of shares of Class A common stock. The Company received aggregate proceeds of $674.1 million, net of underwriting costs and offering expenses. Immediately prior to the completion of the IPO, the Company amended and restated its certificate of incorporation and entered into an exchange agreement with Ara Mahdessian and Vahe Kuzoyan (the “Co-Founders”) and certain of their affiliates, resulting in the reclassification of all shares of the Company’s common stock outstanding prior to completion of the IPO into an equivalent number of shares of Class A common stock and the exchange of all shares of Class A common stock held by the Co-Founders and their affiliates for an equivalent number of shares of Class B common stock. In addition, all outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into Class A common stock immediately prior to the completion of the IPO. The Company used a portion of the proceeds from the IPO to redeem in full all outstanding shares of its non-convertible preferred stock.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and regulations of the Securities and Exchange Commission (“SEC”) and include the operations of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The Company’s fiscal year ends on January 31. The Company’s fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023 are referred to herein as fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

For fiscal 2025, fiscal 2024, and fiscal 2023, the Company had no material other comprehensive income (loss) items. Accordingly, a separate statement of comprehensive loss has not been presented in these consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results may ultimately differ from management’s estimates.

On a periodic basis, management evaluates its estimates based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In addition, the Company routinely engages third-party valuation specialists to assist in the fair value measurement of certain assets acquired and liabilities assumed in a business combination and for periods prior to the Company’s IPO, the Company engaged third-party valuation specialists to assist in the valuation of common stock used in determining stock-based compensation, and other equity instruments.

Concentrations of Risk

As of January 31, 2025 and 2024, receivables from a third-party processor used for customer payments and financing accounted for 22% and 27% of accounts receivable, respectively. Fees from a third-party processor represented approximately 14% of total revenue for fiscal 2025, fiscal 2024 and fiscal 2023.

Segments

The Company provides an end-to-end, cloud-based software platform that helps customers to manage a wide array of business workflows in the trades such as advertising, job scheduling and management, dispatching, generating estimates and invoices, payment processing and more. The Company derives substantially all revenue from platform services.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM evaluates the Company’s financial performance and decides how to allocate resources based on financial information at the consolidated level. Accordingly, the Company has determined that it operates in a single operating and reportable segment.

The CODM manages the segment performance and resource allocation based on consolidated net income (loss) and total consolidated assets as reported in the consolidated statements of operations and balance sheets. Significant segment expenses regularly provided to the CODM include cost of revenue, sales and marketing, research and product development, and general and administrative expenses, other expenses, net, and provision for income taxes as reported on the consolidated statements of operations. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements. The CODM reviews actual results of operations compared to forecasts when assessing performance and making decisions about allocating resources.

Substantially all of the Company’s long-lived assets, consisting of property and equipment and right-of-use (“ROU”) assets, are concentrated in the United States as of January 31, 2025 and 2024. Long-lived assets outside the United States are not material.

Foreign Currency

Foreign currency transaction gains and losses, including gains and losses from intercompany agreements between the Company and its subsidiaries, are recorded in other income, net, in the consolidated statements of operations. Foreign currency gains and losses were not material for fiscal 2025, fiscal 2024, and fiscal 2023.

The functional currency for the Company’s Armenian and Canadian subsidiaries is the U.S. dollar. The local currency financial statements of the Armenian and Canadian subsidiaries are remeasured into U.S. dollars with monetary assets and liabilities remeasured using exchange rates at the balance sheet date and nonmonetary assets and liabilities remeasured using the exchange rate at the date the item was initially recognized with the resulting foreign currency gain or loss on remeasurement included in other income, net in the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of checking accounts and money market funds. The Company considers highly liquid investments with short-term maturities that are readily convertible to cash to be cash equivalents. Cash equivalents are recorded at fair value.

Restricted Cash

Restricted cash represents cash pledged under letters of credit for certain of the Company’s facility lease agreements.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value measurements are based on a fair value hierarchy, based on three levels of inputs, of which the first two are considered observable and the last unobservable, which are the following:

Level 1:	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2:

Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted market prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3:	Unobservable inputs that are supported with little or no market activity and that are significant to the overall fair value of the assets or liabilities.

Financial assets and financial liabilities are classified in their entirety based on the lowest level input that is significant to the fair value measurement.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists of trade receivables from customers that do not pay monthly via a credit card, debit card or Automated Clearing House (“ACH”), receivables from third-party processors used for payment and financing, and amounts receivable from the Company’s payment merchant processor. Merchant processor receivables arise from the time taken to clear transactions through external payment networks, which typically ranges between two to ten business days. Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses, are unsecured, and do not bear interest. The Company determines the need for an allowance for credit losses based upon various factors, including past collection experience, credit quality of the customer, age of the receivable balance, and current economic conditions, as well as specific circumstances arising with individual customers. Accounts receivables are written off against the allowance when management determines a balance is uncollectible and the Company no longer actively pursues collection of the receivable.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three years for computer and office equipment and software and five years for all other asset categories except leasehold improvements, which are amortized over the shorter of the lease term or the expected useful life of the leasehold improvements, which ranges from three to seven years. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for their intended use. Maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Company’s loss from operations.

Asset Retirement Obligations (“ARO”)

The Company establishes an ARO based on the present value of contractually required estimated future costs to retire long-lived assets at the termination or expiration of a lease. The asset associated with the ARO is amortized over the corresponding lease term to operating expense and the ARO is accreted to the end of lease obligation value over the same term. As of January 31, 2025 and 2024, the Company had ARO liabilities of $2.1 million and $2.0 million, respectively, included in other noncurrent liabilities on the consolidated balance sheet.

Internal-use Software

Software development costs include costs to develop software to be used to meet internal needs and applications used to deliver the Company’s services. The Company capitalizes internal-use software development costs when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. These capitalized costs include external direct costs of materials and services consumed in developing or obtaining the software, personnel and related expenses for employees who are directly associated with and who devote time to internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to the Company’s software solutions are also capitalized. Costs incurred for post-configuration training, maintenance and minor modifications or enhancements are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years, commencing when the software is ready for its intended use.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and operating lease liabilities in the consolidated balance sheet. The Company does not have any finance leases.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments, over the lease term at the lease commencement date. As the rates implicit in the leases are not readily determinable, the Company uses its estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives received and initial direct costs incurred prior to lease commencement. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments, which do not vary based on an index or rate, are excluded from the ROU asset and lease liability determination. Variable lease payments are typically usage-based and are recorded in the period in which the obligation for those payments is incurred. Subsequent to an impairment, the Company continues to amortize the lease liability using the same effective interest method, but the impaired ROU asset is amortized on a straight-line basis over the remaining lease term.

The Company does not record ROU assets and operating lease liabilities for operating leases with an initial term of 12 months or less.

Cloud Computing Arrangements

The Company incurs costs to implement cloud computing arrangements that are service contracts. Implementation costs, such as integration, configuration and software customization, incurred during the application development stage are capitalized within other assets in the consolidated balance sheet until the software is ready for its intended purpose. Capitalized implementation costs are then amortized on a straight-line basis over the term of the associated hosting arrangement, plus any reasonably certain renewal periods, which generally range from six months to five years. Amortization of capitalized implementation costs are recognized in the same line item in the consolidated statements of operations as the expenses for fees for the associated service arrangement. Cash payments for capitalized implementation costs are included in operating cash flows in the consolidated statements of cash flows.

Acquisitions

The Company assesses whether an acquisition is a business combination or an asset acquisition. If substantially all of the gross assets acquired are concentrated in a single asset or group of similar assets, then the acquisition is accounted for as an asset acquisition, where the purchase consideration is allocated on a relative fair value basis to the assets acquired. Contingent consideration in an asset acquisition is recorded when the amounts payable are probable and estimable. Goodwill is not recorded in an asset acquisition. If the gross assets are not concentrated in a single asset or group of similar assets, then the Company determines if the set of assets acquired represents a business. A business is an integrated set of activities and assets capable of being conducted and managed for the purpose of providing a return. Depending on the nature of the acquisition, judgment may be required to determine if the set of assets acquired is a business combination or not.

The Company accounts for an acquisition of a business using the purchase method of accounting, which requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. The Company allocates the purchase price, including the fair value of contingent consideration, to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. The results of a business acquired in a business combination are included in the consolidated financial statements from the date of acquisition.

Determining the fair value of assets acquired and liabilities assumed requires management to make judgments and estimates that may be significant, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination. While the Company uses its best estimates and judgments, estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. At the conclusion of the measurement period, any subsequent adjustments are reflected in the Company’s consolidated statements of operations.

When the Company grants equity to selling stockholders in connection with an acquisition, it evaluates whether the awards are compensatory. This evaluation includes whether vesting of a stock award is contingent on the continued employment of the selling stockholder beyond the acquisition date. If continued employment is required for stock awards to vest, the award is treated as compensation for post-acquisition services and is recognized as compensation expense over the requisite service period.

Transaction costs related to a business acquisition are recorded in general and administrative expenses and expensed in the period in which the costs are incurred.

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for a business acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized and is evaluated for impairment at the reporting unit level annually in the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.

Judgment is required in performing periodic goodwill impairment tests. To review for impairment, the Company first assesses qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company’s qualitative assessment of the recoverability of goodwill, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; or (iii) current, historical or projected deterioration of its financial performance. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, no further assessment is performed. If, however, the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a quantitative analysis is performed and if the fair value of a reporting unit is less than the carrying amount, an impairment loss is recognized in an amount equal to the excess of the carrying amount above the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit. The Company had one reporting unit as of January 31, 2025 and 2024.

Intangible Assets

Intangible assets consist of finite-lived acquired customer relationships, developed technology, intellectual property, and trade name assets. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows and considering specific facts and circumstances related to each intangible asset. Intangible assets are amortized over their estimated useful lives, ranging from 2 to 13 years, on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are consumed.

Impairment of Intangible and Other Long-lived Assets

Long-lived assets, which consist primarily of property and equipment, finite-lived intangible assets, internal-use software, and ROU assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities. The carrying amount of an asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. An impairment charge is recognized when the carrying amount of an asset group is not recoverable and exceeds its fair value. The impairment loss is measured by comparing the fair value with the carrying amount. Assets to be abandoned with no remaining future service potential are written down to amounts expected to be recovered.

Offering Costs

Offering costs related to the Company’s IPO of $8.9 million were initially deferred in other assets and upon the completion of the IPO were reclassified to stockholders’ equity (deficit) against the proceeds from the IPO. Offering costs included legal, accounting, printing and other IPO-related costs.

During fiscal 2023, the Company incurred offering costs of $3.0 million, which consisted of costs incurred in connection with the anticipated sale of common stock in an IPO. In fiscal 2023, the Company wrote off a total of $5.6 million of such offering costs, including $2.6 million of costs deferred in periods prior to fiscal 2023, to general and administrative expense due to the postponement of the then planned offering.

Revenue Recognition

Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The Company determines revenue recognition through the following steps:

(1)
Identification of the contract, or contracts, with a customer;
(2)
Identification of the performance obligations in the contract;
(3)
Determination of the transaction price;
(4)
Allocation of the transaction price to the performance obligations in the contract; and
(5)
Recognition of revenue when or as the Company satisfies the performance obligations.

The Company generates revenue primarily from platform services and from its professional services.

Platform

Platform revenue includes revenue from subscription and usage offerings. Usage offerings primarily include third-party payment processing or third-party financing services through the Company’s platform.

Subscription

The Company primarily enters into either annual or multi-year subscription contracts with customers for access to the Company’s proprietary hosted cloud platforms (the “Core platform”). Historically, the Company entered into monthly contracts with customers. These monthly contracts automatically renew each month for another monthly contract unless cancelled at the end of the monthly term or the customer subscribes to an annual or multi-year contract. The Company’s customers do not have the ability to take possession of the software.

The subscription contracts specify the contract term, the payment terms, and the services to be provided, and are noncancelable. Fees for access to the Company’s Core platform are charged based upon a per unit basis which may vary by product, primarily on a per technician per month basis, and are generally invoiced to the customer in advance on the first day of the monthly service period. Payments are generally due upon invoicing.

For annual and multi-year subscriptions, the contracts provide for a minimum subscription fee for the contract term and in most cases, customers can expand their subscription on a monthly basis for a fee commensurate with the per unit fee defined in the contract.

In addition, customers may subscribe to certain Pro products for additional services to supplement the Core platform and provide enhanced features. Fees for access to these subscription services are billed on a monthly basis at either the beginning or the end of each service period.

Revenue for subscription services is generally recognized evenly over the subscription term, commencing when the customer has access to services.

Usage

The Company receives usage-based fees arising from payment transactions as well as usage of certain Pro products features. Customers are offered additional features through the Company’s Core platform related to end-customer payment and financing services. The customer can select from a number of third-party payment or finance companies (“a third-party processor”) that provide different payment settlement options and, in certain instances, loans to the end customer to finance their property services. The Company acts as an agent by connecting the third-party processor with its customer. The third-party processor determines the eligibility of the end customer to participate in the programs, provides the payment settlement and financing options to the end customer and is responsible for the provision of the payment or financing services. The Company receives a fee from the third-party processors used for payment and financing, which is generally a fixed percentage of the transaction value or loan amount that such third party processed. For financing services, the Company recognizes its fee at funding of the loan financing, and for payment services, the Company recognizes its fee for each payment as the underlying transactions are processed. Such fees qualify for the “right-to-invoice” practical expedient where the amount invoiced corresponds directly with the value transferred to the customer for those services. These transaction fees are recorded as revenue on a net basis as the Company does not control the payment settlement or financing used by the end customer.

In addition, usage revenue includes fees from certain Pro products sold on a usage-basis such as direct mail services, and other transaction or usage-based services. Usage-based fees are recognized as revenue in the month of service as they qualify for the “right-to-invoice” practical expedient, as the amount invoiced corresponds directly with the value transferred to the customer for those services.

Professional Services and Other

Professional services and other include onboarding, implementing and optimizing the customer’s software experience, as well as accounting migration, customer data migration, other optimization and consulting services, and training. Professional services and other revenue also includes live voice and chat services and other ancillary hardware products and services sold to customers. Fees for these services are generally invoiced separately at the commencement of the contract. Professional services do not result in significant customization of the Core platform. Revenue is recognized for professional services as the services are performed or products are delivered.

Disaggregated Revenue and Revenue by Geography

Disaggregated revenue was comprised as follows (in thousands):

	Fiscal
	2025	2024	2023
Subscription	$565,687	$441,484	$332,155
Usage	173,799	140,267	111,368
Platform revenue	739,486	581,751	443,523
Professional services and other	32,392	32,590	24,211
Total revenue	$771,878	$614,341	$467,734

Revenue from customers outside of the United States, based on the billing address of the customer, comprised less than 5% of total revenue for fiscal 2025, fiscal 2024, and fiscal 2023.

Significant Judgments

The Company’s contracts with customers often include promises to deliver multiple services. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is also required to determine the standalone selling price (“SSP”) for each distinct performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each distinct performance obligation on a relative SSP basis. The SSP is the price at which the Company would sell a service separately to a customer. The Company estimates SSP based on the Company’s overall pricing practices, taking into consideration customer demographics, packaged product features, business type, go-to-market strategy and other factors. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to SSP. The Company also applies judgment in estimating the consideration it expects to receive for its services and estimates the amount of refunds or credits based on historical experience.

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancellable contracts that will be recognized as revenue in future periods. As of January 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $367.2 million, of which the Company expected to recognize approximately 50% as revenue in fiscal 2026 and substantially all of the remainder by January 31, 2028.

Remaining performance obligations exclude marketing automation usage-based fees and payment and financing solution fees for which the Company applies the “right to invoice” practical expedient.

Contract Assets

The Company recognizes a contract asset when revenue has been recognized but consideration is conditional upon the Company’s future performance. Contract assets and deferred revenue are presented net on an individual contract basis, separate from any accounts receivable.

A reconciliation of the beginning and ending contract assets is as follows (in thousands):

	Fiscal
	2025	2024
Contract assets, beginning balance	$39,329	$27,489
Less: Amounts transferred to accounts receivable	(38,973)	(33,111)
New contract assets during the period	45,570	44,951
Contract assets, ending balance	$45,926	$39,329

Contract assets primarily relate to revenue recognized for subscription services and fees allocated for such services are contingent upon the Company’s future performance. There were no impairments of contract assets during fiscal 2025, fiscal 2024, and fiscal 2023. As of January 31, 2025 and 2024, the Company had an allowance for contract asset credit losses of $5.1 million and $3.8 million, respectively.

Deferred Revenue

The Company recognizes deferred revenue (contract liabilities) when the Company has received payment prior to recognizing revenue and for amounts that have been invoiced in advance of revenue recognition. The Company generally invoices for any fees for professional services and the fee for the first month of subscription services upon execution of the contract. Substantially all of the $7.9 million of deferred revenue as of January 31, 2022 was recognized as revenue during fiscal 2023. Substantially all of the $10.8 million of deferred revenue as of January 31, 2023 was recognized as revenue during fiscal 2024. Substantially all of the $11.2 million of deferred revenue as of January 31, 2024 was recognized as revenue during fiscal 2025. Deferred revenue of $16.8 million as of January 31, 2025 is expected to be fully recognized in fiscal 2026.

Deferred Contract Costs

The Company defers costs, which primarily consist of sales commissions, as these are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and amortized on a straight-line basis over a period of benefit that the Company has estimated to be three years.

The Company does not pay commissions for contract renewals that maintain existing terms. The Company estimates the period of benefit by taking into consideration the Company’s customer contract terms, the useful life of the internal-use software, average customer life and the Company’s commission policies, among other factors. During fiscal 2025, fiscal 2024, and fiscal 2023, the Company capitalized $15.8 million, $12.7 million, and $11.1 million of contract costs and amortized $11.5 million, $9.4 million, and $6.4 million of deferred contract costs, respectively. Amortization expense is included in sales and marketing expense in the consolidated statement of operations.

Cost of Revenue

Platform

Cost of platform revenue consists of personnel-related costs in connection with product support and customer success, as well as costs related to the provisioning of the Company’s platform services. Costs related to the provisioning of the Company’s platform services is primarily comprised of fees paid to third-party service providers associated with delivery of Pro and FinTech products, platform infrastructure and server costs, call tracking fees, and payment processing fees. Personnel-related costs primarily include salary, employee benefits, bonuses and stock-based compensation. In addition, cost of platform revenue includes amortization of certain acquired intangible assets, amortization of capitalized internal-use software costs directly related to the Company’s cloud-based software solution and allocated overhead.

The Company accumulates certain costs such as depreciation, rent, utilities, and other facilities related costs and allocates them across the various expense categories based on headcount. The Company refers to these costs as “allocated overhead.”

Professional Services and Other

Professional services and other cost of revenue consists primarily of personnel-related costs in connection with providing customer onboarding and customer implementation, live voice and chat services, amortization of certain acquired intangible assets, and allocated overhead. Personnel-related costs primarily include salary, employee benefits, bonuses, and stock-based compensation. Other cost of revenue includes the cost of certain other ancillary products and services sold to customers.

Operating Expenses

Sales and Marketing

Sales and marketing expense consists primarily of personnel-related costs, and consulting costs incurred in connection with the Company’s sales and marketing efforts. Personnel-related costs primarily include salary, commissions, employee benefits, bonus and stock-based compensation. Sales and marketing expense also includes marketing and advertising expenses, such as the Company’s annual customer conferences, Pantheon and Ignite, and travel and trade show expenses, amortization of acquired customer intangible assets, and allocated overhead.

Advertising costs are expensed as incurred and were $30.5 million and $27.1 million, and $25.1 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

Research and Development

Research and development expense consists primarily of personnel-related and other costs incurred in connection with product management and development efforts. Personnel-related costs primarily include salary, employee benefits, bonus and stock-based compensation. Research and development expense also includes fees to third-party product development resources, infrastructure and server costs, and allocated overhead.

Research and development costs are expensed as incurred, except for costs associated with internal-use software development that qualify for capitalization. Amortization of internal-use software development costs related to the Company’s cloud-based software solutions are included in platform cost of revenue.

General and Administrative

General and administrative expense consists primarily of personnel-related costs including salary, employee benefits, bonus and stock-based compensation for the Company’s executive, finance, legal, information systems, and operations and human resource teams. General and administrative expense also includes professional fees, other outside consulting expenses, acquisition- and disposal-related expenses, and allocated overhead.

Stock-based Compensation

The Company recognizes stock-based compensation expense for employees and non-employees based on the grant-date fair value of equity awards over the applicable service period. For awards that vest based only on continued service, stock-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For awards that contain performance vesting conditions, stock-based compensation cost is recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved. If the performance condition is an initial public offering or a change in control event, the performance condition is not probable of being achieved for accounting purposes until the event occurs. Once it is probable that the performance condition will be achieved, the Company recognizes stock-based compensation cost over the remaining requisite service period on a graded vesting basis, with a cumulative adjustment for the portion of the service period that occurred for the period prior to the performance condition becoming probable of achievement, if any. Stock-based compensation expense for equity awards that contain performance and market vesting conditions is recognized on a graded vesting basis over the requisite service period commencing when it is probable the performance condition will be achieved even if the market condition is not satisfied. Forfeitures are recorded when they occur.

The grant date fair value of stock options that contain service or performance conditions is estimated using the Black-Scholes option-pricing model. The grant date fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) that contain service vesting conditions are estimated based on the fair value of the underlying shares on the grant date. For awards with market vesting conditions, the fair value is estimated using a Monte Carlo simulation model, which incorporates the likelihood of achieving the market condition.

The assumptions and estimates used in the Black-Scholes option-pricing model and the Monte Carlo simulation model are as follows:

Fair Value of Common Stock

Because there was previously no public market for the Company’s common stock prior to the IPO, the board of directors (the “Board of Directors”) determined the fair value of the common stock by considering a number of objective and subjective factors including the Company’s actual operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones in the Company, the likelihood of achieving a liquidity event transaction involving the Company’s redeemable convertible preferred stock or common stock, recent sales of and the prices, rights, preferences and privileges of the Company’s redeemable convertible preferred stock and common stock, and the results of third-party valuations. The valuations use various models which include assumptions and estimates made by management, which may include forecasted revenues and costs, discount rates, the selection of comparable companies and related multiples and the likelihood and timing of an exit event, among other assumptions and estimates. The fair value was determined in accordance with applicable elements of the Accounting and Valuation Guide issued by the American Institute of Certified Public Accountants, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For awards granted subsequent to the IPO, the fair value of common stock is determined based on the Company’s quoted stock price on the date of grant.

Expected Term

The expected term represents the weighted-average period that the stock options are expected to remain outstanding. To determine the expected term for stock option awards with exercise prices equal to the fair value of the underlying common stock on the date of grant, and that vest based solely on continued service, the Company applies the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. For non-standard awards, the Company determines the expected term based on historical and estimates of future exercise behavior.

Volatility

Because the Company does not have a trading history for its common stock, the Company determines the price volatility based on the historical volatilities of a publicly traded peer group based on daily price observations over a period equivalent to the expected term of the award. The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future stock option grants.

Risk-free Interest Rate

The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities approximating the expected term of the awards.

Dividend Yield

The dividend yield is zero because the Company has never declared or paid a dividend and does not expect to in the foreseeable future.

Income Taxes

Deferred income tax assets and liabilities are determined based upon the net tax effects of the differences between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, including historical levels of income or loss, and expectations and risk associated with estimates of future taxable income in assessing the need for a valuation allowance.

The Company recognizes a tax benefit from an uncertain position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on its technical merits. If this threshold is met, the Company measures the tax benefit as the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

The Company recognizes penalties and interest accrued with respect to uncertain tax positions, if any, in the provision for or benefit from income taxes in the consolidated statements of operations. As of January 31, 2025 and 2024, accrued penalties and interest related to uncertain tax positions were not material.

Contingencies

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. The Company records a loss contingency when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses material contingencies when it is believed a loss is not probable but reasonably possible and discloses the amount of possible loss or range of loss when a reliable estimate can be made. Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount, or range, of loss.

Net Loss Per Share

The Company computes earnings per share using the two-class method where net income is allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Net losses were not allocated to the redeemable convertible preferred stock as the holders of the redeemable convertible preferred stock do not have a contractual obligation to share in any losses. The Company’s redeemable convertible preferred stock were participating securities as they had rights to participate in dividends with the common stockholders. Net losses attributable to common stockholders are adjusted for accretion of non-convertible preferred stock, deemed dividends relating to down round adjustments to conversion prices of redeemable convertible preferred stock, and losses on extinguishment of the Company’s preferred stock.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of Class A and Class B common stock outstanding during the period, net of the weighted-average unvested restricted stock and unvested early exercised options subject to repurchase, if any, during the period. Diluted net loss per share is calculated by giving effect to potentially dilutive securities outstanding for the period. Potentially dilutive securities include stock options, unvested early exercised options, and restricted stock computed using the treasury stock method and redeemable convertible preferred stock using the if-converted method. As the Company has reported net losses attributable to common stockholders all potentially dilutive securities are antidilutive, and accordingly, basic net loss per share attributable to common stockholders equals diluted net loss per share attributable to common stockholders.

Recent Accounting Pronouncements

As an “emerging growth company,” the Jumpstart our Business Startups Act of 2012, as amended (the “JOBS Act”), allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an emerging growth company. The adoption dates discussed below reflect this election.

Recently Adopted Accounting Pronouncements

Debt—Debt with Conversion and Other Options

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. In addition, the FASB amended the derivative guidance for the “own stock” scope exception and certain aspects of the earnings per share guidance including the impact of down-round features. The

Company adopted ASU 2020-06 as of February 1, 2024 and elected to apply ASU 2020-06 using the modified retrospective method to all financial instruments outstanding as of February 1, 2024. The cumulative effect of initially applying ASU 2020-06 resulted in an increase to additional paid-in capital and a deemed dividend of $6.3 million representing the impact of the down-round adjustments to the conversion prices of the Series F and Series G redeemable convertible preferred stock in fiscal 2023 and 2024. As the Company does not have retained earnings to record the deemed dividend, the deemed dividend was charged against additional paid-in capital resulting in no net impact to additional paid-in capital. Comparative periods have not been restated and continue to be reported under the accounting standard in effect for those periods.

Segments

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The Company adopted this ASU for fiscal 2025. See “Segments” above for additional disclosures.

Recent Accounting Pronouncements Not Yet Adopted

Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure, requiring enhanced income tax disclosures. This ASU requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. This ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and income tax expense or benefit from continuing operations disaggregated between federal, state, and foreign. The requirements of this ASU are effective for annual periods beginning with the Company’s fiscal 2026. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact of the new guidance on the disclosure within its consolidated financial statements.

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

3.
Fair Value Measurements

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in thousands):

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$427,792	$—	$—	$427,792
Total in cash and cash equivalents	$427,792	$—	$—	$427,792

	As of January 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$128,336	$—	$—	$128,336
Total in cash and cash equivalents	$128,336	$—	$—	$128,336
Liabilities:
Contingent consideration	$—	$—	$435	$435

The money market funds are considered Level 1 as fair value is based on market prices for identical assets.

As of January 31, 2025 and 2024, the fair value of the Company’s financial instruments included in current assets and current liabilities (including restricted cash, accounts receivable, accounts payable, and accrued expenses) approximated carrying value due to the short-term nature of such items.

As of January 31, 2025, the fair value of the Company’s outstanding debt approximated its carrying value. As of January 31, 2024, the fair value of the Company’s outstanding debt was $159.6 million. The fair value of debt was estimated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s debt.

There were no changes to the Company’s valuation techniques used to measure the fair value of assets and liabilities on a recurring basis during fiscal 2025, fiscal 2024, and fiscal 2023. There were no transfers of assets from Level 2 to Level 3 during fiscal 2025, fiscal 2024, and fiscal 2023.

Contingent consideration related to the acquisitions of Aspire LLC (“Aspire”) and the GIS Dynamics LLC (“GIS”) were subject to measurement at fair value on a recurring basis using Level 3 measurements. The following represents the activity for the contingent liability:

Balance as of January 31, 2022	$4,700
Change in fair value of contingent consideration	(1,105)
Adjustment to prior period Goodwill	(550)
Payment of contingent consideration	(675)
Balance as of January 31, 2023	$2,370
Change in fair value of contingent consideration	(1,100)
Payment of contingent consideration	(835)
Balance as of January 31, 2024	$435
Change in fair value of contingent consideration	(135)
Payment of contingent consideration	(300)
Balance as of January 31, 2025	$—

Certain assets, including goodwill, intangible assets and other long-lived assets are also subject to measurement at fair value on a nonrecurring basis using Level 3 measurements, but only when they are deemed to be impaired as a result of an impairment review. For fiscal 2025 and fiscal 2024, the Company recorded an impairment of long-lived assets of $39.1 million and $4.9 million to reduce the carrying value to estimated fair value (see Note 4). For fiscal 2023, no impairments were identified on those assets required to be measured at fair value on a nonrecurring basis.

4.
Balance Sheet Components

Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	As of January 31,
	2025	2024
Prepaid software and subscriptions	$14,742	$13,883
Prepaid insurance	2,854	2,941
Other	7,195	5,828
Total prepaid expenses	$24,791	$22,652

Internal-use Software

Internal-use software development costs were as follows (in thousands):

	As of January 31,
	2025	2024
Internal-use software development costs, gross	$80,550	$57,841
Less: Accumulated amortization	(44,775)	(28,541)
Internal-use software development costs, net	$35,775	$29,300

Capitalized software development costs were $22.7 million and $17.4 million for fiscal 2025 and fiscal 2024, respectively. Amortization expense for software development costs was $16.2 million, $11.8 million, and $7.0 million for fiscal 2025, fiscal 2024, fiscal 2023, respectively. Amortization had not started on $3.2 million and $5.8 million of capitalized internal-use software development costs that were not yet ready for their intended use as of January 31, 2025 and January 31, 2024, respectively.

As of January 31, 2025, expected future amortization expense related to capitalized internal-use software development costs is as follows (in thousands):

Fiscal
2026	$18,020
2027	12,121
2028	5,515
2029	119
Total	$35,775

Property and Equipment, net

Property and equipment consisted of the following (in thousands, except years):

	As of January 31,		Estimated Useful Lives
	2025	2024	in Years
Computer equipment	$13,824	$11,334	3
Office equipment	7,017	8,353	3
Furniture and fixtures	13,498	18,108	5
Leasehold improvements	64,935	85,536	3 to 7
Property and equipment, gross	99,274	123,331
Less: Accumulated depreciation	(42,607)	(26,161)
Total property and equipment, net	$56,667	$97,170

Depreciation expense was $18.1 million, $19.3 million, and $5.2 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

In fiscal 2025 and fiscal 2024, the Company ceased use of certain office space and determined to sublease such space for the remainder of the lease term, which resulted in the Company reassessing its asset groupings. The Company determined the office space asset groups, comprised primarily of an ROU asset, the related leasehold improvements and other property and equipment, were impaired and recorded an aggregate impairment loss of $39.1 million and $4.9 million in fiscal 2025 and fiscal 2024, respectively, to reduce the carrying value of the asset groups to their estimated fair value. The impairments resulted in a reduction of the ROU asset by $13.1 million and $1.1 million in fiscal 2025 and fiscal 2024, respectively, and leasehold improvements, furniture and fixtures and office equipment by $26.0 million and $3.7 million in fiscal 2025 and fiscal 2024, respectively. There were no impairments in fiscal 2023.

The impairments were recorded in the consolidated statement of operations as follows:

	Fiscal
	2025	2024
Platform cost of revenue	$5,492	$798
Professional services and other cost of revenue	2,608	347
Sales and marketing	7,023	980
Research and development	6,837	1,007
General and administrative	17,189	1,725
Total impairment	$39,149	$4,857

The estimated fair value of the asset groups was determined by using a discounted cash flow method which is a non-recurring fair value measurement based on Level 3 inputs. Key inputs used in this estimate included projected sublease income and a discount rate which incorporated the risk of achievement associated with the forecast.

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consisted of the following (in thousands):

	As of January 31,
	2025	2024
Trade payables	$6,032	$5,817
Non-income tax liabilities	16,371	18,513
Deferred offering costs	450	3,157
Cloud hosting costs	4,920	6,033
Accrued interest payable	632	1,348
Income taxes payable	765	1,183
Other	11,012	9,242
Total accounts payable and other accrued expenses	$40,182	$45,293

The Company collects and remits sales and use, value added taxes, and other taxes (“tax liabilities”) relating to services provided where required. In instances in which the Company determines there is additional exposure for uncollected tax liabilities relating to services provided due to uncertainty arising from the complexity and interpretation of applicable state and local laws, rules and regulations, or lack of widely known and accepted practices, the Company accrues for these taxes. The accrual requires the use of estimates and is complex. The Company accrues for the amount of taxes that are due, or when the amounts due are uncertain, the Company accrues for the amount of taxes that are probable and estimable. The Company updates its estimates each period considering the impacts of state or local authority audits, settlement of these liabilities or when new information becomes available regarding the Company’s tax obligations. The amount of taxes that the Company may ultimately pay may differ from these estimates.

Accrued Personnel Related Expenses

Accrued personnel related expenses consisted of the following (in thousands):

	As of January 31,
	2025	2024
Payroll expenses	$12,122	$18,011
Accrued bonus	61,194	33,003
Commissions	6,844	4,307
Total accrued personnel related expenses	$80,160	$55,321

5.
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

The following table summarizes the purchase price allocation, as well as the estimated useful lives of the acquired intangible assets (in thousands, except years):

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

Pro forma financial information for fiscal 2025 and fiscal 2024, and revenue and losses for the period post-acquisition have not been presented because such amounts are not material to the consolidated financial statements.

The Company incurred transaction costs of $2.3 million related to the acquisition of Convex during fiscal 2025.

Schedule Engine

In August 2022, the Company acquired all the ownership interest of Ignite-Schedule Engine, Inc. (“Schedule Engine”), a provider of online booking for home and commercial services, for purchase consideration of $13.5 million in cash and 818,962 shares of common stock valued at $45.3 million at the acquisition date. The Company held back 74,646 shares of common stock valued at $4.1 million at the acquisition date to cover indemnities, which were released 15 months from the date of acquisition in fiscal 2024.

The following table summarizes the purchase price allocation, as well as the estimated useful lives of the acquired intangible assets (in thousands, except years):

		Estimated Useful Lives
		in Years

Cash and cash equivalents	$98
Tangible assets	1,960
Identified intangible assets
Trade name	900	4
Customer relationship	13,000	7
Developed technology	18,900	7
Total intangible assets subject to amortization	32,800
Accrued and other liabilities	(1,303)
Deferred tax liability	(7,832)
Total identifiable net assets	25,723
Goodwill	33,066
Total purchase consideration	$58,789

Goodwill, which primarily relates to expected synergies and assembled workforce, is partially deductible for U.S. federal income tax purposes.

The fair values of the developed technology and trade name were determined using the royalty relief method, and the fair value of customer relationships was determined using the multiple-period excess earnings method.

The Company incurred transaction costs of $2.5 million related to the acquisition of Schedule Engine during fiscal 2023.

In connection with the acquisition, certain awards in the equity of the seller of Schedule Engine that were held by employees that joined the Company were modified and allowed to continue to vest based on the employees’ service in the Company post-acquisition. The fair value of these awards was $3.6 million at the acquisition date. For fiscal 2025, fiscal 2024, and fiscal 2023, the Company recorded, $0.1 million, $0.2 million and $1.8 million of expense, respectively, related to these awards as stock-based compensation expense. The awards will be recorded at fair value each period through the respective vesting dates.

For the period from the acquisition date to January 31, 2023, Schedule Engine contributed $8.7 million to the Company’s consolidated revenue. Due to the integration of operations post-acquisition, presenting the operating losses that Schedule Engine contributed to the Company’s consolidated operating loss since the acquisition date is impracticable. Pro forma financial information and revenue and earnings of Schedule Engine from the acquisition date through January 31, 2023, was not material.

FieldRoutes

In February 2022, the Company acquired 100% of the membership interests of FSH Topco, LLC dba PestRoutes (“FieldRoutes”), a cloud-based and mobile SaaS provider in the pest control industry, for purchase consideration of $576.9 million in cash, primarily to expand the Company’s existing technology suite. The Company paid $8.9 million of the cash purchase price into escrow for potential breaches of representations and warranties. The escrow was released to the members of FieldRoutes on the anniversary of the acquisition date.

The following table summarizes the purchase price allocation, as well as the estimated useful lives of the acquired intangible assets (in thousands, except years):

		Estimated Useful Lives
		in Years
Cash and cash equivalents	$712
Current assets	3,501
Identified intangible assets
Trade name	2,500	4
Customer relationship	89,300	10
Developed technology	79,400	7
Total intangible assets subject to amortization	171,200
Other noncurrent assets	510
Total assets acquired	175,923
Accrued and other liabilities	(3,435)
Deferred tax liability	(9,383)
Noncurrent liabilities	(32)
Total identifiable net assets	163,073
Goodwill	413,873
Total purchase consideration	$576,946

Goodwill, which primarily relates to expected synergies and assembled workforce, is partially deductible for U.S. federal income tax purposes.

The fair values of the developed technology and trade name were determined using the royalty relief method, and the fair value of customer relationships was determined using the multiple-period excess earnings method.

The Company incurred transaction costs and representations and warranties insurance costs of $3.4 million during fiscal 2023. In addition, the Company incurred bonus expenses related to the transaction of $3.3 million during fiscal 2023.

In connection with the acquisition, the Company issued 134,388 restricted stock units with a three-year vesting period to certain FieldRoutes employees. The grant date fair value of these units was $14.1 million and was expensed as stock-based compensation over the vesting period of three years.

6.
Intangible Assets and Goodwill

Intangible Assets

The net book values of intangible assets were as follows (in thousands, except years):

	As of January 31, 2025
	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)
Customer relationships	$205,233	$(73,248)	$131,985	7.7
Developed technology	159,001	(77,210)	81,791	3.8
Tradenames	6,683	(5,507)	1,176	1.1
Total	$370,917	$(155,965)	$214,952

	As of January 31, 2024
	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)
Customer relationships	$200,433	$(52,584)	$147,849	8.5
Developed technology	154,401	(53,521)	100,880	4.7
Intellectual property	2,388	(2,388)	-	0.0
Tradenames	6,553	(3,935)	2,618	1.9
Total	$363,775	$(112,428)	$251,347

Amortization expense for intangible assets was as follows (in thousands):

	Fiscal
	2025	2024	2023
Platform cost of revenue	$21,902	$21,844	$21,326
Professional services and other cost of revenue	1,786	4,484	1,268
Sales and marketing	22,237	22,489	22,764
Total	$45,925	$48,817	$45,358

As of January 31, 2025, estimated future amortization expense related to the intangible assets is as follows (in thousands):

Fiscal
2026	$44,771
2027	37,690
2028	36,422
2029	33,921
2030	17,425
Thereafter	44,723
Total	$214,952

Goodwill

The changes to goodwill were as follows (in thousands):

Balance as of January 31, 2023 and January 31, 2024	$830,872
Additions relating to the acquisition of Convex	14,964
Balance as of January 31, 2025	$845,836

There was no impairment of goodwill during fiscal 2025, fiscal 2024, and fiscal 2023.

7.
Debt Arrangements

In January 2023, the Company entered into a secured credit agreement with Wells Fargo Bank, N.A., as administrative and collateral agent, and certain lenders, that included (i) a term loan facility in an initial aggregate principal amount of $180.0 million and (ii) a revolving credit facility in an initial aggregate principal amount of $70.0 million. In September 2024, the Company entered into an amendment to the secured credit agreement (as amended, the “Credit Agreement”) that converted its existing term loan balance of $177.3 million and $70.0 million revolving credit facility to a term loan of $107.3 million (as amended, the “Term Loan”) and $140.0 million revolving credit facility (as amended, the “Revolver Facility”), effective October 1, 2024, such that, immediately post amendment, $107.3 million was outstanding on the Term Loan, $70.0 million was outstanding under the Revolver Facility, and $70.0 million was available for borrowing under the Revolver Facility. Subsequent to the IPO, the Company paid down the Revolver Facility resulting in no outstanding borrowings and $140.0 million available on the Revolver Facility as of January 31, 2025. The Credit Agreement contains the standard and customary covenants for agreements of this type, including various reporting, affirmative and negative covenants. Among other things, these covenants set forth minimum revenue thresholds and maintenance of minimum liquidity and certain limits to the Company’s and its subsidiaries’ ability to create or incur liens on assets, make acquisitions of or investments in businesses, engage in any material line of business substantially different from the Company’s current lines of business, incur additional indebtedness or contingent obligations, sell or dispose of assets, pay dividends and make loans or advances to employees.

The Credit Agreement will mature in January 2028 and bears interest at a floating rate at the Company’s option of either (i) a term Secured Overnight Financing Rate (“SOFR”) based rate for a specified interest period plus an applicable margin, which is initially 2.5% per annum and ranges from 2.25% to 3.00% per annum based on a ratio of outstanding debt to annual recurring revenue, or (ii) a base rate plus an applicable margin, which is initially 1.5% per annum and ranges from 1.25% to 2.0% per annum based on the ratio of total outstanding debt to annual recurring revenue. On the first day of each calendar quarter, the Company has been required to repay an aggregate principal amount equal to 0.25% of the aggregate original principal amount of the Term Loan, which repayment amount will be approximately $0.3 million beginning January 1, 2025. The Revolver Facility will incur a 0.25% annual fee for undrawn amounts. The effective interest rate on the Loan Facility is 7.88% as of January 31, 2025.

The future payment on the Term Loan is as follows (in thousands):

Fiscal
2026	$1,073
2027	1,073
2028	104,886
Total	$107,032

The Company was in compliance with all covenants as of January 31, 2025.

Long-term debt comprised the following (in thousands):

	As of January 31,
	2025	2024
Principal Term Loan balance outstanding	$107,032	$178,650
Less unamortized debt issuance costs	(1,945)	(2,272)
Less short-term portion	(1,073)	(1,800)
Long-term loan, net of issuance costs	104,014	174,578
Revolver Facility	—	—
Total long term debt	$104,014	$174,578

The Company had unsecured letters of credit issued in the face amount of $1.0 million and $2.2 million outstanding as of January 31, 2025 and January 31, 2024, respectively.
8.
Commitments and Contingencies

Noncancellable Commitments

As of January 31, 2025, the Company had long-term noncancellable agreements related primarily to its cloud hosting arrangements in addition to marketing events and management consulting projects. The estimated payments by future period, which for certain cloud computing arrangements are based on estimated usage, are as follows (in thousands):

Fiscal
2026	$46,812
2027	59,811
2028	10,098
2029	1,126
Total	$117,847

Litigation

During the ordinary course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability.

As of January 31, 2025, the Company is not subject to any pending legal matters or claims that it believes could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

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

9.
Leases

The Company has operating leases for its corporate offices. The leases have remaining lease terms ranging from one to six years, with certain leases having various term extensions available. These options to extend have not been recognized as part of the Company’s ROU assets and lease liabilities as it is not reasonably certain that the Company will exercise these options. The lease agreements do not contain any residual value guarantees or material restrictive covenants. The Company has lease agreements with lease and nonlease components, which the Company has elected to account for as single lease component for all assets. The lease costs are allocated within cost of revenue and operating expenses on the consolidated statements of operations.

Information related to the Company’s leases is as follows (in thousands, except years and percentages):

	As of January 31,
	2025	2024
Assets
Operating lease right of use assets	$24,025	$43,270
Liabilities
Current lease liabilities	$12,996	$11,005
Long-term lease liabilities	$47,327	$58,576
Weighted-average lease term (years)	4.6	5.8
Weighted-average discount rate	3.9%	3.6%

	Fiscal
	2025	2024	2023
Lease costs
Operating lease costs	$8,799	$10,178	$9,451
Short-term lease costs	320	1,269	1,463
Variable lease costs	216	378	190
Sub-lease income	(403)	—	—
	$8,932	$11,825	$11,104

In fiscal 2025 and 2024, the Company recorded an impairment of $13.1 million and $1.1 million of an ROU asset, respectively (See Note 4).

Future minimum lease payments under noncancelable leases included in the calculation of lease liabilities as of January 31, 2025 were as follows (in thousands):

Fiscal
2026	$13,003
2027	13,856
2028	12,569
2029	10,992
2030	10,224
Thereafter	5,280
Total future minimum payments	65,924
Less: Interest	(5,601)
Total	$60,323

There were no noncancelable leases executed, but which have not yet commenced as of January 31, 2025.

10.
Stockholders’ Equity

Reclassification of Common Stock

Immediately prior to the completion of the IPO, the Company filed an amended and restated certificate of incorporation, which authorized a total of 1,000,000,000 shares of Class A common stock, 100,000,000 shares of Class B common stock, and 100,000,000 of Class C common stock and each share of common stock then outstanding was reclassified as Class A common stock with the same rights and preferences. The Company also authorized 100,000,000 shares of preferred stock, the rights and preferences as may be designed by the Board of Directors. The rights of holders of Class A common stock, Class B common stock and Class C common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock. Each share of Class C common stock is entitled to no votes, except as otherwise required by law.

The Company also executed an exchange agreement with the Co-Founders prior to the completion of the IPO whereby 13,404,097 shares of Class A common stock held by the Co-Founders and their affiliates (after reclassification from common stock described above) were exchanged for an equivalent number of shares of Class B common stock.

Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder or automatically upon a sale or transfer by the holder, except for certain permitted transfers. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the earlier of (i) the 15-year anniversary of the completion of the IPO and (ii) the date fixed by the Board of Directors that is no less than 61 days and no more than 180 days following the first date following the completion of the IPO on which the number of shares of Class B common stock held by the Co-Founders and the permitted entities they control is less than 20% of the shares of Class B common stock (including securities convertible or exercisable into Class B common stock) held by the Co-Founders and the permitted entities they control on the date of the completion of the IPO.

In addition, options, RSAs and RSUs for common stock were reclassified to options, RSAs and RSUs for Class A common stock, with the exception of options and RSUs held by the Co-Founders which were designated as options and RSUs for Class B common stock.

11.
Non-Convertible Preferred Stock and Warrants

In October 2022, the Company issued 250,000 shares of non-convertible preferred stock (“NCPS”) and warrants to purchase 1,262,516 shares of common stock for $0.01 per share, that were immediately exercised. The total net proceeds received by the Company was $249.2 million after $0.8 million in costs associated with the issuance. The

Company allocated $174.5 million to the value of the NCPS and $75.5 million of the value allocated to the warrants based on their estimated relative fair values. Under the terms of the Secured Loan, the Company was required to use the proceeds to repay a portion of the Secured Loan (see Note 7. Debt Arrangements).

The NCPS had an initial liquidation preference of $1,000 per share. The holders were entitled to cumulative dividends at 10% per annum for the first five years and 15% per annum between the 5th and 6th anniversary. Dividends prior to the 6th anniversary were to be paid-in-kind and were added to the NCPS liquidation preference. After the 6th anniversary, the holders were entitled to cash dividends, payable quarterly, at an annual rate of 20% the NCPS liquidation preference. The Company had the right to redeem the NCPS at any time. In the event of voluntary or involuntary liquidation or a deemed liquidation event, or an optional redemption by the Company, the holders of NCPS were entitled to be paid an amount per share equal to the greater of (i) 110% multiplied by the original issue price of $1,000 per share, or (ii) the original issuance price plus the accrued dividends on such share that are unpaid as of such time. The Company accreted the NCPS from its initial carrying value (after allocation of proceeds to the warrants) to its estimated redemption amount at the date the Company expected to redeem the NCPS using a constant effective yield. Judgment was required to estimate the expected life of the NCPS. The Company considered various factors in estimating the expected life including the timing of additional fundraises or equity offerings. The Company recorded accretion of $48.7 million, $45.9 million, and $13.5 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

Subsequent to the IPO, the Company redeemed all outstanding shares of its NCPS for $310.6 million, which included the $250.0 million redemption price and $60.6 million of accrued dividends. Upon redemption, the Company recorded an adjustment of $28.3 million to net loss to compute net loss attributable to common stockholders for the loss on redemption, measured as the difference between the redemption price and the then carrying value of the NCPS.

12.
Redeemable Convertible Preferred Stock

As of January 31, 2024, redeemable convertible preferred stock consisted of the following (in thousands, except share and per share data):

	Authorized Shares	Issued and Outstanding Shares	Original Issuance Price per Share	Liquidation Preference	Carrying Value
Series A-1 preferred stock	4,701,594	4,701,594	$0.11	$529	$527
Series A-2 preferred stock	1,067,309	1,067,309	$0.05	52	52
Series A-3 preferred stock	8,587,100	8,587,100	$2.11	18,103	18,034
Series B preferred stock	5,774,623	5,774,623	$6.06	35,000	34,911
Series C preferred stock	3,437,441	3,437,441	$14.55	50,000	49,935
Series D preferred stock	5,704,551	5,704,551	$26.29	150,000	149,821
Series E preferred stock	2,184,287	2,184,287	$33.80	73,822	73,742
Series F preferred stock	2,795,266	2,795,266	$107.32	299,997	299,831
Series G preferred stock	2,207,340	2,207,340	$118.96	262,587	262,499
Series H preferred stock	5,604,318	5,604,318	$84.57	473,964	472,935
Series H-1 preferred stock	402,026	402,026	$84.57	34,000	33,591
	42,465,855	42,465,855		$1,398,054	$1,395,878

The redeemable convertible preferred stock was convertible at the option of the holder at any time and automatically converted to common stock upon a qualified IPO, as defined. The conversion prices of the redeemable convertible preferred stock were subject to adjustment for certain down round and other adjustments. The conversion price of the Series H redeemable convertible preferred stock was subject to adjustment as described below. The redeemable convertible preferred stock was entitled to dividends, if and when declared prior to and in preference to the common stockholders, ranked senior in preference in the event of a liquidation or deemed liquidation event and was entitled to the number of votes equal to the number of shares of common stock into which such shares of redeemable convertible preferred Stock were then convertible.

Immediately prior to the completion of the IPO, all outstanding shares of redeemable convertible preferred stock were automatically converted into shares of Class A common stock as follows:

Redeemable Convertible Preferred Stock Series	Original Redeemable Convertible Preferred Stock Outstanding	Impact of Conversion	Shares of Class A Common Stock After Conversion
Series A	14,356,003	—	14,356,003
Series B	5,774,623	—	5,774,623
Series C	3,437,441	—	3,437,441
Series D	5,704,551	—	5,704,551
Series E	2,184,287	—	2,184,287
Series F	2,795,266	147,967	2,943,233
Series G	2,207,340	143,158	2,350,498
Series H	5,604,318	1,493,279	7,097,597
Series H-1	402,026	7,030	409,056
Total	42,465,855	1,791,434	44,257,289

As the price per share for the Class A common stock offered and sold in the IPO was below the original issue prices of the Series F, G and H-1 redeemable convertible preferred stock, the conversion prices were adjusted in accordance with the Company's amended and restated certificate of incorporation in effect prior to the completion of the IPO, resulting in the issuance of additional shares of Class A common stock in connection with the conversion of such series of redeemable convertible preferred stock. The impact of this anti-dilution adjustment resulted in an adjustment to net loss to compute net loss attributable to common stockholders of approximately $12.6 million during fiscal 2025.

As the price per share for the Class A common stock offered and sold in the IPO was less than the conversion price of the Series H redeemable convertible preferred stock accreting at 11% per annum, accruing daily and compounding quarterly from and after May 22, 2024 (the “Ratchet Adjustment Denominator”), the conversion price of the Series H redeemable convertible preferred stock was reduced to an amount equal to the product of (a) the price per share for the Class A common stock offered and sold in the IPO, multiplied by (b) $84.5712 divided by the Ratchet Adjustment Denominator. The conversion of the Series H redeemable convertible preferred stock at the adjusted conversion price upon the completion of the IPO was accounted for as a stock-settled redemption, and resulted in an adjustment to net loss to compute net loss attributable to common stockholders of approximately $31.0 million in fiscal 2025, measured as the difference between the carrying value of $472.9 million and the fair value of $503.9 million of the Series H redeemable convertible preferred stock.

As of January 31, 2025, there were no shares of redeemable convertible preferred stock issued and outstanding.

13.
Equity Incentive Plans

The Company has granted stock-based awards under a 2015 Stock Plan. In fiscal 2025, the Company established the 2024 Incentive Stock Plan. Pursuant to the terms of the 2024 Incentive Stock Plan, additional shares of common stock may “roll over” to the 2024 Incentive Stock Plan in the event of the termination or lapse of stock options outstanding pursuant to the 2015 Stock Plan. As of January 31, 2025, there were 28,089,635 and 17,461,163 shares of common stock authorized and reserved for issuance under the 2015 Stock Plan and 2024 Stock Plan, respectively.

As of January 31, 2025, there were 1,322,101 and 17,461,163 shares of common stock available for future issuance under the 2015 Stock Plan and 2024 Stock Plan, respectively. The Company’s policy is to issue new shares upon exercise of stock options.

Additionally, the Company adopted an employee stock purchase program in fiscal 2025 (“2024 ESPP”) which allows eligible employees to purchase shares of our Class A common stock at periodic intervals using accumulated payroll deductions. As of January 31, 2025, there were 3,164,606 shares authorized under the 2024 ESPP. As of January 31, 2025, the first offering period under the 2024 ESPP had not commenced.

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

Fiscal 2025 Tender Offer

The Company presented a tender offer to employees who held stock options with exercise prices of $63.55 and above whereby the employees could exchange the options for restricted stock units (“RSUs”) at a ratio of one RSU for every two stock options. The tender offer window closed on May 15, 2024. As a result, 207,784 stock options with service-only vesting conditions were cancelled and exchanged for 103,888 RSUs. The replacement RSUs vest upon the satisfaction of both a two-year service condition and a performance condition that was satisfied upon the effectiveness of the IPO. The exchange was accounted for as a modification and resulted in an incremental stock-based compensation charge of $1.3 million upon the effectiveness of the IPO and $0.9 million to be recognized ratably over the remaining requisite service period ending June 15, 2026. In addition, as part of the fiscal 2025 tender offer, 36,000 stock options with revenue performance vesting conditions and an exercise price of $63.55 were exchanged for 18,000 RSUs and retained the same revenue performance condition, resulting in an incremental stock-based compensation charge of $0.2 million at the time of the close of the tender offer and $0.2 million to be recognized ratably through October 31, 2025, assuming achievement of the performance condition remains probable.

Stock-based Compensation

The stock-based compensation expense by line item in the consolidated statements of operations is summarized as follows (in thousands):

	Fiscal
	2025			2024			2023
	Option, RSU, and RSA Grants	Co-Founder RSUs	Total	Option, RSU, and RSA Grants	Tender Offer	Total	Total
Platform cost of revenue	$5,538	$—	$5,538	$4,689	$663	$5,352	$4,506
Professional services and other cost of revenue	4,157	—	4,157	3,809	371	4,180	3,711
Sales and marketing	24,347	—	24,347	18,535	2,330	20,865	13,817
Research and development	46,300	—	46,300	29,078	4,373	33,451	21,391
General and administrative	68,407	14,980	83,387	32,351	6,255	38,606	20,724
Total stock-based compensation expense	$148,749	$14,980	$163,729	$88,462	$13,992	$102,454	$64,149

Stock Options with Service-Only Conditions

Stock options granted to purchase shares of the Company’s common stock vest at varying rates, but generally over four years with 25% vesting upon completion of one year of service and the remainder vesting monthly thereafter. All stock options with service-only conditions are exercisable into Class A common stock upon vesting. Activity for stock options that contain service only vesting conditions was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life	Intrinsic Value
	Options	Price	(years)	(in thousands)
Outstanding as of January 31, 2024	6,804,979	$16.70	6.21	$313,097
Exercised	(631,119)	$10.55
Exchanged through tender offer	(207,784)	$63.55
Cancelled/Forfeited	(159,469)	$53.98
Outstanding as of January 31, 2025	5,806,607	$14.67	5.10	$511,546
Exercisable as of January 31, 2025	5,579,109	$14.50	5.06	$492,473

The weighted average grant date fair value of options granted during fiscal 2023 was $41.26 per share based upon the Black-Scholes option-pricing model using the following weighted-average assumptions:

Fiscal 2023
Fair value of common stock	$88.25
Estimated volatility	36.2%
Expected term (in years)	6.0
Risk-free interest rate	2.5%
Dividend yield	0.0%

There were no stock options granted in fiscal 2025 or fiscal 2024.

Total unrecognized compensation cost related to stock options with service only vesting conditions as of January 31, 2025 was $13.5 million, which is expected to be recognized over a remaining weighted average period of approximately 1.04 years. The total intrinsic value of options exercised was $36.7 million, $43.4 million, and $60.1 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

Stock Options with Performance and Market Conditions

Stock option activity for awards with performance or market vesting conditions consisted of the following:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life	Intrinsic Value
	Options	Price	(years)	(in thousands)
Outstanding as of January 31, 2024	1,176,924	$14.90	6.96	$56,492
Exchanged through tender offer	(36,000)	$63.55
Cancelled/Forfeited	(340,676)	$12.72
Outstanding as of January 31, 2025	800,248	$13.64	5.92	$71,326
Options vested and exercisable as of January 31, 2025	10,000	$14.32	6.09	$885

In October 2024, in conjunction with the grant of the Co-Founder RSUs (referenced below), the Company cancelled stock options held by the Co-Founders to purchase 340,676 shares of common stock that were subject to vesting upon the satisfaction of a service, performance and market condition.

As of January 31, 2025, the Company had 340,676 stock options outstanding held by the Co-Founders to purchase shares of Class B common stock that vest upon the satisfaction of both a service and performance condition. The performance condition was satisfied upon the effectiveness of the IPO and the service condition will be satisfied over a four-year period commencing on the IPO date with 25% vesting one year from the IPO and the remainder vesting monthly thereafter. The awards expire ten years from issuance. The Company recognized $1.1 million in fiscal 2025 and unrecognized stock-based compensation expense for these stock options was $0.5 million as of January 31, 2025.

As of January 31, 2025, the Company had stock options outstanding to purchase 128,687 shares of Class A common stock that vest upon the satisfaction of both a service and performance condition. The performance condition was satisfied upon the effectiveness of the IPO and the service condition will be satisfied over a one-year period commencing one year from the date of the IPO. The awards expire ten years from issuance. The Company recognized $4.8 million in fiscal 2025 and unrecognized stock-based compensation expense for these stock options was $1.7 million as of January 31, 2025.

Further, as of January 31, 2025, the Company had stock options outstanding to purchase 10,000 shares of Class A common stock that vest upon the satisfaction of a performance condition. The performance condition was satisfied upon the effectiveness of the IPO. The award expires ten years from issuance. The Company recognized $0.5 million in fiscal 2025.

During fiscal 2024 and fiscal 2023, the Company did not recognize any stock-based compensation expense associated with stock options containing a liquidity event-related performance condition as the achievement of such condition was not deemed probable.

As of January 31, 2025, the Company had 320,885 stock options outstanding to purchase shares of Class A common stock that cliff vest upon the achievement of a performance condition of either (i) a revenue target, provided that the target is met before the end of fiscal 2026, or (ii) at the discretion of the Audit Committee of the Board of Directors, a trailing 12 month revenue target commensurate with a specified annual recurring revenue threshold, and the employees providing continuous service to the Company through the date the performance condition is met. At the end of fiscal 2024, the Company concluded it was probable that it would attain the revenue target by the end of fiscal 2026 and therefore the Company recognized expense of $10.1 million. For fiscal 2025, the Company recognized stock-based compensation expense associated with these stock options of $3.7 million. The remaining $3.0 million will be recognized ratably through October 31, 2025, assuming achievement of the performance condition remains probable.

RSUs and Restricted Stock Awards (“RSAs”) with Service-Only Conditions

RSAs and RSUs subject to service-only vesting condition requirements consisted of the following:

	Restricted Stock Awards	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Intrinsic Value (in thousands)
Unvested as of January 31, 2024	88,477	2,767,978	$66.85	$179,671
Granted	—	2,747,501	$64.27
Vested	(88,477)	(788,362)	$62.39
Forfeited	—	(584,534)	$65.24
Unvested as of January 31, 2025	—	4,142,583	$66.31	$425,733

RSUs vest at varying rates, but generally over four years with 25% vesting upon completion of one year of service and the remainder vesting quarterly thereafter. RSUs and RSAs with service-only conditions are settled in

Class A common stock upon vesting. The weighted average grant date fair value per share of RSUs granted during fiscal 2025, fiscal 2024, and fiscal 2023 was $64.27, $62.26, and $79.57 respectively. There were no RSAs granted during fiscal 2025, fiscal 2024 or fiscal 2023. The total fair value of RSUs vested during fiscal 2025, fiscal 2024, and fiscal 2023 was $48.8 million, $49.3 million, and $12.7 million, respectively. The total fair value of RSAs vested during fiscal 2025, fiscal 2024 and fiscal 2023 was $5.8 million, $7.3 million and $12.2 million, respectively. Total unrecognized stock-based compensation expense related to RSUs as of January 31, 2025 was $270.6 million which is expected to be recognized over a remaining weighted average period of approximately 3.02 years.

RSUs with Performance Conditions

RSU activity for awards with performance or market vesting conditions consisted of the following:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Intrinsic Value (in thousands)
Unvested as of January 31, 2024	578,651	$62.87	$36,397
Granted	7,302,545	$43.15
Exchanged through tender offer	121,888	$62.90
Vested	(2,782)	$62.90
Forfeited	(66,010)	$62.78
Unvested as of January 31, 2025	7,934,292	$44.03	$815,407

As of January 31, 2025, the Company had 16,813 RSUs outstanding that cliff vest upon the achievement of a performance condition of either (i) a revenue target provided that target is met before the end of fiscal 2026 or (ii) at the discretion of the Audit Committee of the Board of Directors, a trailing 12-month revenue target commensurate with a specified annual recurring revenue threshold, and the employees providing continuous service to the Company through the date the performance condition is met. At the end of fiscal 2024, the Company concluded it was probable that the Company would attain the revenue target in fiscal 2026. During fiscal 2025, the Company recognized stock-based compensation expense of $0.6 million related to these awards. The remaining $0.6 million will be recognized ratably through October 31, 2025, assuming the performance condition remains probable. Also, during fiscal 2025, an additional 36,000 options with revenue performance conditions and an exercise price of $63.55 were exchanged for 18,000 RSUs, see Fiscal 2025 Tender Offer above. These RSUs are to be settled in Class A common stock upon vesting.

As of January 31, 2025, the Company had 1,223,188 RSUs outstanding that vest upon the satisfaction of both a performance and service condition, where the performance condition was satisfied upon the effectiveness of the IPO and the service condition is satisfied over a period of approximately four years from the date of grant subject to the employee continuing to provide service to the Company through the date that is two weeks following the expiration of the restrictions on sales of common stock following the IPO, which is expected to be approximately June 24, 2025 (the “RSU Release Date”). In addition, the Company had 76,859 RSUs outstanding that vest upon the satisfaction of a performance and a service condition, where the performance condition was satisfied upon the completion of the IPO and the service condition will be satisfied over four quarterly periods commencing approximately one year after the IPO. During fiscal 2025, the Company recognized stock-based compensation expense of $47.2 million related to these awards and unrecognized stock-based compensation expense for these RSUs was $35.3 million as of January 31, 2025. These RSUs are to be settled in Class A common stock upon vesting.

As a result of the fiscal 2025 tender offer, the Company had 101,388 RSUs outstanding that vest upon the satisfaction of both a two-year service condition and a performance condition where the performance condition was satisfied upon the effectiveness of the IPO and the service condition is satisfied over a period of approximately two years from the date the tender offer closed, subject to the employee continuing to provide service to the Company through the RSU Release Date. During fiscal 2025, the Company recognized stock-based compensation expense of $1.4 million related to these awards and unrecognized stock-based compensation expense for these RSUs was $0.8 million as of January 31, 2025. These RSUs are to be settled in Class A common stock upon vesting.

In fiscal 2025, the Company issued RSUs to certain employees that vest upon the achievement of certain performance conditions. The amount of RSUs that will vest is derived from a specified percentage of the value of incremental new customer activity through January 31, 2025 and January 31, 2026. For RSUs where the performance condition has been met during this period, the RSUs will vest 45 days from the date the performance conditions are met. The initial target number of RSUs under this award agreement is 17,738 RSUs. During fiscal 2025, 2,782 of these RSUs vested and the Company recognized $0.4 million in expense. These RSUs are to be settled in Class A common stock upon vesting.

In October 2024, the Company granted each of the Co-Founders an award of 3,241,544 performance-based RSUs (“Co-Founder RSUs”). Each performance-based RSU represents the right to be issued a share of Class B common stock following vesting. The performance-based RSUs vest on or after 180 days following the completion of an initial public offering based on achieving volume weighted-average closing trading prices of the Company’s common stock over a six-month or 90-day period, as applicable, ranging from $140.00 per share to $440.00 per share (the “stock price hurdle”), subject to the Co-Founders being employed as Chief Executive Officer, co-Chief Executive Officer or President as of the vesting date. Any RSUs for which the applicable stock price hurdle has not been achieved on or before October 21, 2034 will automatically be forfeited. The Company’s estimate of the grant date fair value of these RSUs of $263.6 million was estimated using a Monte Carlo simulation model that incorporates the likelihood of achieving the stock price hurdles. The Company commenced recognition of stock-based compensation expense upon completion of the IPO over the estimated weighted-average derived service period of approximately five years, and recognized aggregate stock-based compensation for the portion of the service period satisfied through January 31, 2025 during the fourth quarter of fiscal 2025. During fiscal 2025, the Company recognized stock-based compensation expense of $15.0 million related to these awards and unrecognized stock-based compensation expense for these RSUs was $248.6 million as of January 31, 2025. These RSUs are to be settled in Class B common stock upon vesting.

During fiscal 2024 and fiscal 2023, the Company did not recognize any stock-based compensation expense associated with RSUs containing a liquidity event-related performance condition as the achievement of such condition was not deemed probable.

14.
Income Taxes

The domestic and foreign components of income (loss) before income taxes consists of the following (in thousands):

	Fiscal
	2025	2024	2023
United States	$(232,515)	$(194,132)	$(285,295)
Foreign	(4,261)	3,123	2,715
Loss before income taxes	$(236,776)	$(191,009)	$(282,580)

The income tax provision consists of the following (in thousands, except percentages):

	Fiscal
	2025	2024	2023
Current provision for income taxes
U.S. Federal	$86	$—	$—
State	369	42	194
Foreign	681	2,268	1,263
Total–current provision for income taxes	1,136	2,310	1,457
Deferred provision for (benefit from) income taxes
U.S. Federal	1,211	1,357	(12,516)
State	433	909	(1,998)
Foreign	(462)	(440)	—
Total–deferred provision for income taxes	1,182	1,826	(14,514)
Provision for (benefit from) income taxes	$2,318	$4,136	$(13,057)
Effective income tax rate	(0.98)%	(2.17)%	4.62%

A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows (in thousands, except percentages):

	Fiscal
	2025	2024	2023
Loss before income taxes	$(236,776)	$(191,009)	$(282,580)
Tax at federal statutory tax rate	(49,723)	(40,112)	(59,342)
State taxes (net of federal benefit of state deduction)	(7,106)	(7,334)	(20,045)
Change in valuation allowance	60,057	63,276	79,268
Uncertain tax positions	3,916	3,463	2,258
Non-deductible expenses	1,435	345	1,454
Equity compensation	2,501	4,451	(3,249)
Non-deductible executive compensation	9,687	—	—
Tax credits	(19,354)	(17,317)	(11,289)
Other	905	(2,636)	(2,112)
Provision for (benefit from) income taxes	$2,318	$4,136	$(13,057)
Effective income tax rate	(0.98)%	(2.17)%	4.62%

The temporary differences, which give rise to the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	As of January 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$108,877	$108,355
Research and development and other tax credits	58,126	42,692
Lease liabilities	15,340	17,857
Stock-based compensation	30,911	15,304
Depreciable and amortizable assets	13,025	890
Accrued bonus	13,440	5,364
Other	8,981	10,344
Capitalized research and development	93,512	56,207
Interest expense carryforward	12,922	16,402
Deferred tax assets	355,134	273,415
Valuation allowance	(317,872)	(242,572)
Deferred tax assets, net	$37,262	$30,843

Deferred tax liabilities:
Right-of-use assets	$(6,020)	$(10,830)
Deferred contract costs	(5,321)	(4,402)
Goodwill	(31,646)	(20,157)
Deferred tax liabilities	(42,987)	(35,389)
Deferred tax liabilities, net	$(5,725)	$(4,546)

In determining the need for a valuation allowance, management reviewed all available positive and negative evidence, primarily the prior and forecasted losses of the Company, and determined its U.S. deferred tax assets are not realizable under the more-likely-than-not measurement, and as such, a full valuation allowance was recorded against U.S. deferred tax assets as of January 31, 2025 and 2024, respectively.

As a result of the Company’s certain prior acquisitions, the Company generated indefinite-lived deferred tax liabilities from tax amortizable goodwill, which are not an available source of income for the realization of definite-lived deferred tax assets.

The following table summarizes the change in the Company’s valuation allowance (in thousands):

	Fiscal
	2025	2024	2023
Balance at the beginning of the year	$242,572	$179,296	$100,028
Increase recognized in income tax expense	60,057	63,276	79,268
Increase related to business combinations	15,243	—	—
Balance at the end of the year	$317,872	$242,572	$179,296

As of January 31, 2025, the Company had cumulative U.S. net operating losses (“NOLs”) consisting of carryforwards for federal income tax purposes of $416.2 million, which have an indefinite carryforward period. As of January 31, 2025, the Company had cumulative state NOL carryforwards of $304.9 million. State NOL carryforwards will begin to expire in fiscal 2028.

As of January 31, 2025, the Company has federal research tax credit carryforwards of $36.9 million and state research tax credit carryforwards of $19.5 million. The Company’s federal research tax credit carryforwards will begin to expire in fiscal 2036, while its state research tax credit carryforwards will begin to expire in fiscal 2029. As of January 31, 2025, the Company has other state tax credit carryforwards of $1.5 million. The carryforwards have begun to expire in fiscal 2025.

NOLs and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company conducted a formal study through January 31, 2025 that concluded that although there had been prior ownership changes, there were no actual limitations on the use of the Company’s NOLs. Similar provisions of state tax law may also apply to limit the use of the Company’s state NOL carryforwards.

Uncertain Tax Benefits

The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation of the tax law. However, events may occur in the future that will cause the Company to reevaluate its current reserves and may result in an adjustment to the reserve for taxes.

The following table summarizes the change in the Company’s reserve for unrecognized tax benefits (in thousands):

	Fiscal
	2025	2024	2023
Balance at the beginning of the year	$10,535	$7,072	$4,550
Increase due to new tax positions	3,683	3,163	264
Increase due to existing tax positions	233	300	2,258
Increase due to acquired tax positions	211	—	—
Balance at the end of the year	$14,662	$10,535	$7,072

As of January 31, 2025, the Company had $14.7 million of gross unrecognized tax benefits, of which an immaterial amount would impact the effective tax rate, if recognized. The remaining gross unrecognized tax benefits relate to income tax positions which, if recognized, would not impact the effective rate due to the valuation allowance against its federal and state deferred taxes. The Company does not expect any significant changes in its unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. No tax years for the Company are currently under examination by the U.S. Internal Revenue Service or state and local tax authorities for income tax purposes. Due to net operating loss and tax credit carryforwards, all years are open for examination and may become subject to examination in the future.

The Company also files income tax returns in Armenia, starting in 2019. The Company’s tax return for 2021, 2022, 2023, and 2024 are subject to regular audit by the Armenian tax authorities for income tax purposes in fiscal 2026.

The Company also files income tax returns in Canada, starting in 2023. No tax years for the Company are currently under examination by the Canadian tax authorities for income tax purposes. The Company’s fiscal 2023 and fiscal 2024 remain open for examination and assessment.

15.
Net Loss Per Share

The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are the same for both Class A and Class B common stock on both an individual and combined basis.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Fiscal
	2025	2024	2023
Net loss	(239,094)	(195,145)	(269,523)
Accretion of NCPS	(48,703)	(45,873)	(13,478)
Down round adjustment for Series F, G and H-1 redeemable convertible preferred stock upon completion of IPO	(12,621)	—	—
Ratchet adjustment for Series H redeemable convertible preferred stock upon completion of IPO	(30,994)	—	—
Extinguishment of NCPS	(28,313)	—	—
Net loss attributable to common stockholders	(359,725)	(241,018)	(283,001)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	42,148,552	33,267,131	30,410,373
Net loss per share, basic and diluted	$(8.53)	$(7.24)	$(9.31)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders as of January 31, 2025, 2024 and 2023 because including them would have been anti-dilutive:

	As of January 31,
	2025	2024	2023
Redeemable convertible preferred stock	—	42,465,855	42,178,818
Stock options with service-only conditions	5,806,607	6,804,979	8,270,065
Unvested RSUs with service-only conditions	4,142,583	2,767,978	2,218,910
Stock options with performance or market conditions	800,248	1,176,924	1,619,825
Unvested early exercise of options	33,838	46,714	415,173
Unvested RSAs with service-only conditions	—	88,477	205,967
Acquisition indemnity shares withheld	41,959	—	74,647
Unvested RSUs with performance conditions	7,934,292	578,651	25,220

16.
Employee Benefit Plan

The Company has an employee savings and retirement plan (the “401(k) Plan”) for its eligible employees. The 401(k) Plan is available to all U.S. employees and provides employees with tax-deferred salary deductions and alternative investment options. Employees may contribute up to the federal limitation for that year. For fiscal 2025, fiscal 2024, and fiscal 2023, the Company expensed $10.0 million, $8.4 million, and $7.4 million, respectively, for discretionary employer matching contributions, of which $2.1 million and $2.3 million was accrued for and included in accrued personnel-related expenses as of January 31, 2025 and 2024 respectively.

17.
Restructuring

In March 2024, the Company committed to a plan to align its investments more closely with its strategic priorities by reducing the Company’s workforce by 42 employees. The Company incurred total pre-tax charges of approximately $2.5 million of employee-related costs, including severance and other termination benefits, which were paid in fiscal 2025.

In February 2023, the Company committed to a plan to align its investments more closely with its strategic priorities by reducing the Company’s workforce by 221 employees. The Company incurred total pre-tax charges of approximately $8.2 million of employee-related costs, including severance and other termination benefits, which were paid in fiscal 2024.

The restructuring charge by line item in the consolidated statements of operations for these events is summarized as follows (in thousands):

	Fiscal
	2025	2024
Platform cost of revenue	$386	$1,217
Professional services cost of revenue	129	2,181
Sales and marketing	292	1,674
Research and development	991	1,546
General and administrative	698	1,564
Total restructuring costs	$2,496	$8,182

18.
Subsequent Events

In February 2025, the Company ceased use of and determined to sublease for the remainder of the lease term certain office space at its corporate headquarters. The Company determined that the asset grouping, comprising primarily of a ROU asset, the related leasehold improvements and property and equipment, was impaired and recorded an impairment loss of $8.0 million in the first quarter of fiscal 2026. The impairment loss was measured as the excess of the carrying value of the asset grouping over its fair value. The fair value was estimated using discounted cash flows which is a non-recurring fair value measurement based on Level 3 inputs. Key inputs used in this estimate include sublease income and a discount rate which reflects the risk associated with the cash flows.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Report

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the three months ended January 31, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Ethics that applies to our officers, directors and employees, which is available on our website (investors.servicetitan.com) under “Governance.” The Code of Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, as amended, and Item 406 of Regulation S-K. In addition, we intend to promptly disclose on our website (investors.servicetitan.com) (1) the nature of any amendment to our Code of Ethics that applies to our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Ethics that is granted to a director or one of these specified officers, the name of such person who is granted the waiver and the date of the waiver.

We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by directors, officers and employees that are designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as a part of this Annual Report on Form 10-K:
(1)
Financial Statements.•

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules.

All financial statement schedules have been omitted, as the information is not applicable or is not required under the related instructions, or because the information required is already included in the financial statements or the notes thereto.

(3)
Exhibits.

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of ServiceTitan, Inc.	8-K	001-42434	3.1	12/13/2024
3.2	Amended and Restated Bylaws of ServiceTitan, Inc.	8-K	001-42434	3.2	12/13/2024
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X
4.2	Form of Class A Common Stock Certificate of ServiceTitan, Inc.	S-1	333-283296	4.2	11/18/2024
4.3	Form of Class B Common Stock Certificate of ServiceTitan, Inc.	S-8	333-283742	4.6	12/12/2024
4.4	Amended and Restated Investors’ Rights Agreement, by and among ServiceTitan, Inc. and certain holders of its capital stock, dated as of July 27, 2023.	S-1	333-283296	4.3	11/18/2024
10.1+	Form of Indemnification and Advancement Agreement between ServiceTitan, Inc. and each of its directors and executive officers.	S-1	333-283296	10.1	11/18/2024
10.2+	ServiceTitan, Inc. 2024 Incentive Award Plan and related form agreements.	S-1/A	333-283296	10.2	12/10/2024
10.3+	ServiceTitan, Inc. 2024 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-283296	10.3	12/10/2024
10.4+	ServiceTitan, Inc. 2015 Stock Plan and related form agreements.	S-1	333-283296	10.4	11/18/2024
10.5+	ServiceTitan, Inc. 2007 Stock Plan and related form agreements.	S-1	333-283296	10.5	11/18/2024
10.6	Office Lease, by and between ServiceTitan, Inc. and BRE Brand Central Holdings L.L.C. (as succeeded by SPUS8 Glendale, LP), dated as of June 30, 2015, as amended April 17, 2017, November 9, 2017, March 19, 2018 and June 11, 2020.	S-1	333-283296	10.6	11/18/2024

10.7	Office Lease, by and between ServiceTitan, Inc. and BCSP 800 North Brand Property LLC, dated as of January 10, 2019, as amended April 24, 2019, October 18, 2019, January 1, 2020, January 17, 2020, January 22, 2020, April 5, 2021, September 9, 2021, December 20, 2021, January 19, 2022, June 10, 2024, July 10, 2024 and July 17, 2024.	S-1	333-283296	10.7	11/18/2024
10.8(a)

Credit Agreement, by and among ServiceTitan, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, each lender from time to time party thereto, each swing line lender and each letter of credit issuer from time to time party thereto, dated as of January 23, 2023.

		S-1	333-283296	10.8(a)	11/18/2024
10.8(b)

Amendment Number One to Credit Agreement, by and among ServiceTitan, Inc., the lenders identified on the signature pages thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of September 27, 2024.

		S-1	333-283296	10.8(b)	11/18/2024
10.9(a)	ServiceTitan, Inc. Change in Control and Severance Policy.	S-1	333-283296	10.9(a)	11/18/2024
10.9(b)+	Form of Participation Agreement for ServiceTitan, Inc. Change in Control and Severance Policy.	S-1	333-283296	10.9(b)	11/18/2024
10.10+	Amended and Restated Employment Offer Letter, by and between ServiceTitan, Inc. and David Sherry, dated as of November 15, 2024.	S-1	333-283296	10.10	11/18/2024
10.11	Exchange Agreement, by and among ServiceTitan, Inc. and the stockholders listed therein, dated as of December 2, 2024.	S-1/A	333-283296	10.11	12/10/2024
10.12+	ServiceTitan, Inc. Non-Employee Director Compensation Program.	S-1	333-283296	10.12	11/18/2024
19.1*	ServiceTitan, Inc. Insider Trading Policies and Procedures.					X
21.1*	List of subsidiaries of ServiceTitan, Inc.					X
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1*	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1*	ServiceTitan, Inc. Policy for Recovery of Erroneously Awarded Compensation.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

** The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not “filed” with the Securities and Exchange Commission, and shall not be incorporated by reference into any filing of ServiceTitan, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in any such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ServiceTitan, Inc.

Date: April 1, 2025	By:	/s/ Dave Sherry
Dave Sherry
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ara Mahdessian, Vahe Kuzoyan and Dave Sherry, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ara Mahdessian	Chief Executive Officer and Director	April 1, 2025
Ara Mahdessian	(Principal Executive Officer)

/s/ Dave Sherry	Chief Financial Officer	April 1, 2025
Dave Sherry	(Principal Financial Officer)

/s/ Michele O‘Connor	Chief Accounting Officer	April 1, 2025
Michele O’Connor	(Principal Accounting Officer)

/s/ Vahe Kuzoyan		April 1, 2025
Vahe Kuzoyan	President and Director

/s/ Nina Achadjian		April 1, 2025
Nina Achadjian	Director

/s/ Michael Brown		April 1, 2025
Michael Brown	Director

/s/ Tim Cabral		April 1, 2025
Tim Cabral	Director

/s/ Byron Deeter		April 1, 2025
Byron Deeter	Director

/s/ Ilya Golubovich		April 1, 2025
Ilya Golubovich	Director

/s/ William Griffith		April 1, 2025
William Griffith	Director

/s/ William Hsu		April 1, 2025
William Hsu	Director