Form 10-Q
period 2025-04-30
ServiceTitan, Inc.
filed 2025-06-12
CIK 1638826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

As of May 31, 2025, the registrant had 77,266,756 shares of Class A Common Stock, par value $0.001 per share, 13,404,097 shares of Class B Common Stock, par value $0.001 per share, and no shares of Class C Common Stock, par value $0.001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended April 30, 2025 (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements established by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, and generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential” “predict,” “project,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on management’s current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects, based on information available to us at the time such statements are made. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors,” within this Quarterly Report, as well as those risks and uncertainties set forth from time to time in our reports and other documents filed with the Securities and Exchange Commission (the “SEC”).

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ServiceTitan, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	As of
	April 30,	January 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$420,265	$441,802
Restricted cash	210	711
Accounts receivable, net of allowance of $7,095 and $4,698 as of April 30, 2025 and January 31, 2025, respectively	46,016	44,469
Deferred contract costs, current	12,495	11,554
Contract assets	47,267	45,926
Prepaid expenses	23,548	24,791
Other current assets	3,172	3,513
Total current assets	552,973	572,766
Restricted cash, noncurrent	417	333
Deferred contract costs, noncurrent	12,069	10,608
Property and equipment, net	48,203	56,667
Operating lease right-of-use assets	20,266	24,025
Internal-use software, net	36,590	35,775
Intangible assets, net	203,570	214,952
Goodwill	845,836	845,836
Other assets	7,472	7,686
Total assets	$1,727,396	$1,768,648
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued expenses	$44,040	$40,182
Accrued personnel related expenses	37,970	80,160
Deferred revenue, current	16,374	16,803
Operating lease liabilities, current	12,387	12,996
Short-term debt	1,073	1,073
Other current liabilities	2,990	1,902
Total current liabilities	114,834	153,116
Operating lease liabilities, noncurrent	44,297	47,327
Long-term debt, net	103,866	104,014
Other noncurrent liabilities	10,470	9,607
Total liabilities	273,467	314,064
Commitments and contingencies (Note 9)
Stockholders' Equity
Preferred stock, par value $0.001, 100,000,000 shares authorized as of April 30, 2025 and January 31, 2025. 0 shares issued and outstanding as of April 30, 2025 and January 31, 2025	—	—
Class A common stock, par value $0.001, 1,000,000,000 shares authorized as of April 30, 2025 and January 31, 2025. 77,236,670 shares and 76,644,240 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	78	77
Class B common stock, par value $0.001, 100,000,000 shares authorized as of April 30, 2025 and January 31, 2025. 13,404,097 shares issued and outstanding as of April 30, 2025 and January 31, 2025	13	13
Class C common stock, par value $0.001, 100,000,000 shares authorized as of April 30, 2025 and January 31, 2025. 0 shares issued and outstanding as of April 30, 2025 and January 31, 2025	—	—
Additional paid-in capital	2,605,932	2,560,224
Accumulated deficit	(1,152,094)	(1,105,730)
Total stockholders' equity	1,453,929	1,454,584
Total liabilities and stockholders' equity	$1,727,396	$1,768,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2025	2024
Revenue:
Platform	$207,982	$163,225
Professional services and other	7,710	7,103
Total revenue	215,692	170,328
Cost of revenue:
Platform	50,037	47,757
Professional services and other	17,259	16,591
Total cost of revenue	67,296	64,348
Gross profit	148,396	105,980
Operating expenses:
Sales and marketing	69,223	57,601
Research and development	69,140	58,613
General and administrative	59,569	43,194
Total operating expenses	197,932	159,408
Loss from operations	(49,536)	(53,428)
Other income (expense), net
Interest expense	(2,035)	(4,128)
Interest income	4,940	1,696
Other income, net	501	227
Total other income (expense), net	3,406	(2,205)
Loss before income taxes	(46,130)	(55,633)
Provision for income taxes	234	406
Net loss	(46,364)	(56,039)
Adjustments to net loss attributable to common stockholders (see Note 12)	—	(12,987)
Net loss attributable to common stockholders	$(46,364)	$(69,026)
Net loss per share, basic and diluted	$(0.51)	$(2.02)
Weighted-average shares used in computing net loss per share, basic and diluted	90,334,442	34,175,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Condensed Consolidated Statements of Non-Convertible Preferred Stock,

Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 31, 2025	76,644,240	$77	13,404,097	$13	$2,560,224	$(1,105,730)	1,454,584
Initial public offering costs incurred	—	—	—	—	(150)	—	(150)
Shares cancelled related to previously issued RSAs	(280)	—	—	—	—	—	—
Exercise of stock options	107,288	—	—	—	1,181	—	1,181
Settlement of restricted stock units	485,434	1	—	—	—	—	1
Shares repurchased for tax withholding on settlement of restricted stock units	(12)	—	—	—	—	—	—
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	30	—	30
Stock-based compensation	—	—	—	—	44,647	—	44,647
Net loss	—	—	—	—	—	(46,364)	(46,364)
Balance as of April 30, 2025	77,236,670	$78	13,404,097	$13	$2,605,932	$(1,152,094)	$1,453,929

	Non-Convertible		Redeemable Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 31, 2024	250,000	$233,546	42,465,855	$1,395,878	34,185,388	$34	$388,739	$(866,636)	$(477,863)
Adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—
Issuance of common stock, acquisition consideration	—	—	—	—	378,711	1	23,821	—	23,822
Accretion of non-convertible preferred stock	—	12,987	—	—	—	—	(12,987)	—	(12,987)
Exercise of stock options	—		—	—	126,955	—	1,440	—	1,440
Settlement of restricted stock units	—	—	—	—	231,446	—	—	—	—
Shares repurchased for tax withholding on settlement of restricted stock units	—	—	—	—	(85,331)	—	(5,306)	—	(5,306)
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	—	—	69	—	69
Stock-based compensation	—	—	—	—	—	—	20,899	—	20,899
Net loss	—	—	—	—	—	—	—	(56,039)	(56,039)
Balance as of April 30, 2024	250,000	$246,533	42,465,855	$1,395,878	34,837,169	$35	$416,675	$(922,675)	$(505,965)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2025	2024
Cash flows provided by (used in) operating activities
Net loss	$(46,364)	$(56,039)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	19,955	19,731
Amortization of deferred contract costs	3,336	2,587
Noncash operating lease expense	1,352	1,772
Stock-based compensation expense	43,749	19,939
Loss on impairment and disposal of assets	8,060	20,131
Change in valuation of contingent consideration	—	(30)
Deferred income taxes	646	738
Amortization of debt issuance costs	120	58
Provision for credit losses	3,723	723
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	(5,270)	(4,561)
Prepaid expenses and other current assets	1,671	1,924
Deferred contract costs	(5,739)	(2,147)
Contract assets	(1,341)	(1,071)
Other assets	508	280
Accounts payable and other accrued expenses	4,001	4,336
Accrued personnel related expenses	(40,632)	(27,213)
Operating lease liabilities	(3,153)	(1,045)
Other liabilities	1,237	895
Deferred revenue	(429)	(232)
Net cash used in operating activities	(14,570)	(19,224)
Cash flows used in investing activities
Capitalized internal-use software	(6,472)	(4,785)
Purchase of property and equipment	(1,292)	(628)
Acquisition of business, net of cash acquired	—	(1,184)
Net cash used in investing activities	(7,764)	(6,597)
Cash flows provided by (used in) financing activities
Payment of contingent consideration	—	(165)
Proceeds from exercise of stock options	1,181	1,440
Payment of debt arrangements	(268)	(450)
Payment of deferred initial public offering costs	(533)	(627)
Shares repurchased for tax withholding for the settlement of restricted stock units	—	(5,306)
Net cash provided by (used in) financing activities	380	(5,108)
Net decrease in cash, cash equivalents, and restricted cash	(21,954)	(30,929)
Cash, cash equivalents, and restricted cash
Beginning of period	442,846	148,863
End of period	$420,892	$117,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended April 30,
	2025	2024
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$1,806	$3,946
Cash paid for amounts included in the measurement of lease liabilities	$3,292	$3,466
Cash paid for income taxes	$139	$1,015
Noncash investing and financing activities:
Issuance of common stock in consideration for business acquisition	$—	$23,822
Capitalized internal-use software additions included in accrued expenses	$1,171	$718
Stock-based compensation capitalized in internal-use software	$898	$960
Property and equipment purchases included in accounts payable and accrued expenses	$26	$372
Contingent consideration for acquisition included in accounts payable and accrued operating expenses and other liabilities	$—	$240
Reclassification from liabilities to additional paid-in capital upon vesting of early exercised stock options	$30	$69
Costs associated with initial public offering included in accrued expenses	$—	$4,103
Impact of lease modification	$486	$—
Accretion of non-convertible preferred stock	$—	$12,987
Reconciliation of cash, cash equivalents, and restricted cash within consolidated balance sheets:
Cash and cash equivalents	$420,265	$116,159
Restricted cash	$627	$1,775
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$420,892	$117,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.
Description of Business

ServiceTitan, Inc. (“ServiceTitan” or the “Company”) is an end-to-end technology platform built for contractors to transform the performance of their businesses. The Company’s platform provides business owners, technicians, customer service representatives and other key office staff with technology tools designed to help customers grow revenue, drive operational efficiencies, deliver a superior end-customer experience and monitor key business drivers in real-time.

ServiceTitan is incorporated in the state of Delaware and its headquarters are in Glendale, California. The Company also has locations in Armenia and Canada.

Completion of Initial Public Offering

In December 2024, the Company completed its initial public offering (“IPO”) of shares of its Class A common stock. The Company received aggregate proceeds of $674.1 million, net of underwriting costs and offering expenses. Immediately prior to the completion of the IPO, the Company amended and restated its certificate of incorporation and entered into an exchange agreement with Ara Mahdessian and Vahe Kuzoyan (the “Co-Founders”) and certain of their affiliates, resulting in the reclassification of all shares of the Company’s common stock outstanding prior to completion of the IPO into an equivalent number of shares of Class A common stock and the exchange of all shares of Class A common stock held by the Co-Founders and their affiliates for an equivalent number of shares of Class B common stock. In addition, all outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into Class A common stock immediately prior to the completion of the IPO. The Company used a portion of the proceeds from the IPO to redeem in full all outstanding shares of its non-convertible preferred stock.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2025. The January 31, 2025 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements.

There have been no significant changes in accounting policies during the three months ended April 30, 2025 from those disclosed in the annual consolidated financial statements for the year ended January 31, 2025 and the related notes.

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

For the three months ended April 30, 2025 and 2024, the Company had no material other comprehensive income (loss) items. Accordingly, a separate statement of comprehensive loss has not been presented in these unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results may ultimately differ from management’s estimates. Areas that are subject to judgment and use of estimates include revenue recognition, expected period of benefit for deferred contract costs, income taxes,

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

estimated credit losses, the expected term used for the accretion of the non-convertible preferred stock, certain accrued liabilities including non-income tax liabilities, internally developed software, useful lives and recoverability of long-lived assets, asset retirement obligations, the recoverability of goodwill, the incremental borrowing rate used to determine lease liabilities, fair value of stock-based compensation, fair value of warrants and other equity instruments, and fair value of assets acquired and liabilities assumed in a business combination.

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

Concentrations of Risk

As of both April 30, 2025 and January 31, 2025, receivables from a third-party processor used for customer payment and financing accounted for 22% of accounts receivable. Fees from a third-party processor represented approximately 13% of total revenue for both the three months ended April 30, 2025 and 2024.

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

Substantially all of the Company’s long-lived assets, consisting of property and equipment and right-of-use (“ROU”) assets, were concentrated in the United States as of April 30, 2025 and January 31, 2025. Long-lived assets outside the United States were not material as of April 30, 2025.

Recently Adopted Accounting Pronouncements

Segments

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The Company adopted this ASU for fiscal 2025. See “Segments” above for additional disclosures.

Debt — Debt with Conversion and Other Options

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In August 2020, the FASB issued ASU 2020-06. ASU 2020-06 simplified the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. In addition, the FASB amended the derivative guidance for the “own stock” scope exception and certain aspects of the earnings per share guidance including the impact of down-round features. The Company adopted ASU 2020-06 as of February 1, 2024 and elected to apply ASU 2020-06 using the modified retrospective method to all financial instruments outstanding as of February 1, 2024. The cumulative effect of initially applying ASU 2020-06 resulted in an increase to additional paid-in capital and a deemed dividend of $6.3 million representing the impact of the down-round adjustments to the conversion prices of the Series F and Series G redeemable convertible preferred stock in fiscal 2023 and 2024. As the Company does not have retained earnings to record the deemed dividend, the deemed dividend was charged against additional paid-in capital resulting in no net impact to additional paid-in capital. Comparative periods have not been restated and continue to be reported under the accounting standard in effect for those periods.

Recent Accounting Pronouncements Not Yet Adopted

Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), requiring enhanced income tax disclosures. ASU 2023-09 requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. ASU 2023-09 also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and income tax expense or benefit from continuing operations disaggregated between federal, state, and foreign. The requirements of ASU 2023-09 are effective for annual periods beginning with the Company's fiscal 2026. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact of the new guidance on the disclosure within its annual consolidated financial statements for fiscal 2026.

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

3.
Revenue Recognition

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancellable contracts that will be recognized as revenue in future periods. As of April 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $415.9 million, of which the Company expects to recognize approximately 50% as revenue in the next 12 months and substantially all of the remainder by April 30, 2028.

Remaining performance obligations exclude marketing automation usage-based fees, and payment and financing solution fees for which the Company applies the “right to invoice” practical expedient.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Disaggregated Revenue and Revenue by Geography

Disaggregated revenue comprised as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Subscription	$162,717	$126,034
Usage	45,265	37,191
Platform revenue	207,982	163,225
Professional services and other	7,710	7,103
Total revenue	$215,692	$170,328

Substantially all of the Company’s revenue is concentrated in the United States. Revenue from customers outside of the United States, based on the billing address of the customer, comprised less than 5% of total revenue for each of the three months ended April 30, 2025 and 2024.

Deferred Revenue

The Company recognized revenue of $16.6 million and $9.6 million for the three months ended April 30, 2025 and 2024, respectively, which was included in deferred revenue balances at the beginning of the respective periods. Substantially all of the $16.4 million of deferred revenue as of April 30, 2025 is expected to be fully recognized in the next 12 months.

Deferred Contract Costs

During the three months ended April 30, 2025 and 2024, the Company capitalized $5.7 million and $2.1 million of deferred contract costs, respectively. Amortization expense for the deferred contract costs included in sales and marketing expense in the unaudited condensed consolidated statements of operations was $3.3 million and $2.6 million for the three months ended April 30, 2025 and 2024, respectively.

4.
Fair Value Measurements

Fair Value Measurements

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in thousands):

	As of April 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$404,234	$—	$—	$404,234
Total in cash and cash equivalents	$404,234	$—	$—	$404,234

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$427,792	$—	$—	$427,792
Total in cash and cash equivalents	$427,792	$—	$—	$427,792

The money market funds are considered Level 1 as fair value is based on market prices for identical assets.

As of April 30, 2025 and January 31, 2025, the fair value of the Company’s financial instruments included in current assets and current liabilities (including restricted cash, accounts receivable, accounts payable, and accrued expenses) approximated carrying value due to the short-term nature of such items.

As of April 30, 2025, the fair value of the Company’s outstanding debt approximated its carrying value. The fair value of debt was estimated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s debt.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

There were no changes to the Company’s valuation techniques used to measure the fair value of assets and liabilities on a recurring basis during the three months ended April 30, 2025. There were no transfers of assets from Level 2 to Level 3 during the three months ended April 30, 2025 and 2024.

Contingent consideration related to the acquisitions of Aspire LLC (“Aspire”) and the GIS Dynamics LLC (“GIS”) were subject to measurement at fair value on a recurring basis using Level 3 measurements. The contingent liabilities associated with these acquisitions were satisfied as of July 31, 2024 and there was no new activity in the three months ended April 30, 2025. The following represents the activity for the contingent liability:

Three Months Ended April 30, 2024
Balance at beginning of period	$435
Change in fair value of contingent consideration	(30)
Payment of contingent consideration	(240)
Balance at end of period	$165

Certain assets, including goodwill, intangible assets and other long-lived assets are also subject to measurement at fair value on a nonrecurring basis using Level 3 measurements, but only when they are deemed to be impaired as a result of an impairment review. For the three months ended April 30, 2025 and 2024, the Company recorded an impairment of long-lived assets of $8.0 million and $20.1 million, respectively, to reduce the carrying value to estimated fair value (see Note 5).

5.
Balance Sheet Components

Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	As of
	April 30, 2025	January 31, 2025
Prepaid software and subscriptions	$12,600	$14,742
Prepaid insurance	2,298	2,854
Other	8,650	7,195
Total prepaid expenses	$23,548	$24,791

Internal-use Software

Internal-use software development costs were as follows (in thousands):

	As of
	April 30, 2025	January 31, 2025
Internal-use software development costs, gross	$86,365	$80,550
Less: Accumulated amortization	(49,775)	(44,775)
Internal-use software development costs, net	$36,590	$35,775

The Company capitalized internal-use software development costs of $5.8 million and $5.3 million for the three months ended April 30, 2025 and 2024, respectively. Amortization expense for the capitalized internal-use software development costs included in platform cost of revenue was $5.0 million and $3.1 million for the three months ended April 30, 2025 and 2024, respectively. Amortization did not begin on $2.5 million and $3.2 million of capitalized internal-use software development costs that were not yet ready for their intended use as of April 30, 2025 and January 31, 2025, respectively.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of April 30, 2025, expected future amortization expense related to capitalized internal-use software development costs was as follows (in thousands):

Fiscal
2026 (remainder)	$14,636
2027	13,925
2028	7,450
2029	579
Total	$36,590

Property and Equipment, net

Property and equipment consisted of the following (in thousands, except years):

	As of
	April 30,	January 31,	Estimated Useful Lives
	2025	2025	in Years
Computer equipment	$15,035	$13,824	3
Office equipment	6,914	7,017	3
Furniture and fixtures	13,022	13,498	5
Leasehold improvements	59,415	64,935	3 to 7
Property and equipment, gross	94,386	99,274
Less: Accumulated depreciation	(46,183)	(42,607)
Total property and equipment, net	$48,203	$56,667

Depreciation expense was $3.6 million and $5.2 million for the three months ended April 30, 2025 and 2024, respectively.

In the three months ended April 30, 2025 and 2024, the Company ceased use of certain office space and determined to sublease such space for the remainder of the lease term, which resulted in the Company reassessing its asset groupings. The Company determined the office space asset groups, comprised primarily of a right of use (“ROU”) asset, the related leasehold improvements and other property and equipment, were impaired and recorded an aggregate impairment loss of $8.0 million and $20.1 million for the three months ended April 30, 2025 and 2024, respectively, to reduce the carrying value of the asset groups to their estimated fair value. The impairments resulted in a reduction of the ROU asset by $1.9 million and $6.7 million in the three months ended April 30, 2025 and 2024, respectively, and leasehold improvements, furniture and fixtures and office equipment by $6.1 million and $13.4 million in the three months ended April 30, 2025 and 2024, respectively.

The impairments were recorded in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended April 30,
	2025	2024
Platform cost of revenue	$960	$2,828
Professional services and other cost of revenue	751	1,318
Sales and marketing	1,765	3,649
Research and development	1,679	3,478
General and administrative	2,877	8,808
Total impairment	$8,032	$20,081

The estimated fair value of the asset groups was determined by using a discounted cash flow method which is a non-recurring fair value measurement based on Level 3 inputs. Key inputs used in this estimate included projected sublease income and a discount rate which incorporated the risk of achievement associated with the forecast. Other than the aforementioned impairment losses, the Company did not recognize any other material impairment losses of long-lived assets for the three months ended April 30, 2025 and 2024.

Substantially all of the Company’s property and equipment, net, were concentrated in the United States as of April 30, 2025 and January 31, 2025.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consisted of the following (in thousands):

	As of
	April 30, 2025	January 31, 2025
Trade payables	$6,175	$6,032
Non-income tax liabilities	15,105	16,371
Cloud hosting costs	7,418	4,920
Marketing and advertising costs	4,320	645
Accrued interest payable	614	632
Income taxes payable	584	765
Other	9,824	10,817
Total accounts payable and other accrued expenses	$44,040	$40,182

Accrued Personnel Related Expenses

Accrued personnel related expenses consisted of the following (in thousands):

	As of
	April 30, 2025	January 31, 2025
Payroll expenses	$16,229	$12,122
Accrued bonus	14,527	61,194
Commissions	7,214	6,844
Total accrued personnel related expenses	$37,970	$80,160

6.
Business Combination

Convex Labs Inc.

In April 2024, the Company acquired 100% of the outstanding equity of Convex Labs Inc. (“Convex”). The acquisition of Convex provides the Company additional tools to modernize the commercial services industry with data-driven solutions. The purchase price of $25.8 million consisted of 373,118 shares of the Company’s common stock, valued at $23.5 million, in addition to $2.3 million in cash. Of the 373,118 shares, the Company held back 41,959 shares of common stock, valued at $2.6 million at the acquisition date, to cover post-closing purchase price adjustments and potential indemnities which are to be released 15 months after the close of the acquisition.

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

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The fair values of the developed technology and trade name were determined using the relief-from-royalty method, and the fair value of customer relationships was determined using the multiple-period excess earnings method.

Pro forma financial information for the three months ended April 30, 2024, and revenue and losses for the period post-acquisition have not been presented because such amounts are not material to the unaudited condensed consolidated financial statements.

The Company incurred transaction costs of $2.3 million related to the acquisition of Convex during fiscal 2025.

7.
Intangible Assets and Goodwill

Intangible Assets

The net book values of intangible assets were as follows (in thousands, except years):

	As of April 30, 2025
	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)
Customer relationships	$205,233	$(78,447)	$126,786	7.5
Developed technology	159,001	(83,077)	75,924	3.6
Tradenames	6,683	(5,823)	860	0.9
Total	$370,917	$(167,347)	$203,570

	As of January 31, 2025
	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)
Customer relationships	$205,233	$(73,248)	$131,985	7.7
Developed technology	159,001	(77,210)	81,791	3.8
Tradenames	6,683	(5,507)	1,176	1.1
Total	$370,917	$(155,965)	$214,952

Amortization expense for intangible assets was as follows for the three months ended April 30, 2025 and 2024 (in thousands):

	Three Months Ended April 30,
	2025	2024
Platform cost of revenue	$5,533	$5,303
Professional services and other cost of revenue	334	784
Sales and marketing	5,515	5,450
Total	$11,382	$11,537

As of April 30, 2025, estimated future amortization expense related to the intangible assets is as follows (in thousands):

Fiscal
2026 (remainder)	$33,389
2027	37,690
2028	36,422
2029	33,921
2030	17,425
Thereafter	44,723
Total	$203,570

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Goodwill

Goodwill was $845.8 million as of January 31, 2025 and remained unchanged as of April 30, 2025.

There was no impairment of goodwill during the three months ended April 30, 2025 and 2024.

8.
Debt Arrangements

In January 2023, the Company entered into a secured credit agreement with Wells Fargo Bank, N.A., as administrative and collateral agent, and certain lenders, that included (i) a term loan facility in an initial aggregate principal amount of $180.0 million and (ii) a revolving credit facility in an initial aggregate principal amount of $70.0 million. In September 2024, the Company entered into an amendment to the secured credit agreement (as amended, the “Credit Agreement”) that converted its existing term loan balance of $177.3 million and $70.0 million revolving credit facility to a term loan of $107.3 million (as amended, the “Term Loan”) and $140.0 million revolving credit facility (as amended, the “Revolver Facility”), effective October 1, 2024, such that, immediately post amendment, $107.3 million was outstanding on the Term Loan, $70.0 million was outstanding under the Revolver Facility, and $70.0 million was available for borrowing under the Revolver Facility. Subsequent to the IPO, the Company paid down the Revolver Facility resulting in no outstanding borrowings and $140.0 million available on the Revolver Facility as of April 30, 2025. The Credit Agreement contains the standard and customary covenants for agreements of this type, including various reporting, affirmative and negative covenants. Among other things, these covenants set forth minimum revenue thresholds and maintenance of minimum liquidity and certain limits to the Company’s and its subsidiaries’ ability to create or incur liens on assets, make acquisitions of or investments in businesses, engage in any material line of business substantially different from the Company’s current lines of business, incur additional indebtedness or contingent obligations, sell or dispose of assets, pay dividends and make loans or advances to employees.

The Credit Agreement will mature in January 2028 and bears interest at a floating rate at the Company’s option of either (i) a term Secured Overnight Financing Rate (“SOFR”) based rate for a specified interest period plus an applicable margin, which is initially 2.5% per annum and ranges from 2.25% to 3.00% per annum based on a ratio of outstanding debt to annual recurring revenue, or (ii) a base rate plus an applicable margin, which is initially 1.5% per annum and ranges from 1.25% to 2.0% per annum based on the ratio of total outstanding debt to annual recurring revenue. On the first day of each calendar quarter, the Company has been required to repay an aggregate principal amount equal to 0.25% of the aggregate original principal amount of the Term Loan, which repayment amount is approximately $0.3 million and began on January 1, 2025. The Revolver Facility will incur a 0.25% annual fee for undrawn amounts. The effective interest rate on the Loan Facility was 7.88% as of April 30, 2025.

The future payment on the Term Loan is as follows (in thousands):

Fiscal
2026 (remainder)	$805
2027	1,073
2028	104,886
Total	$106,764

The Company was in compliance with all covenants as of April 30, 2025.

Long-term debt comprised the following (in thousands):

	As of
	April 30, 2025	January 31, 2025
Principal Term Loan balance outstanding	$106,764	$107,032
Less unamortized debt issuance costs	(1,825)	(1,945)
Less short-term portion	(1,073)	(1,073)
Total long term debt, net of issuance costs	103,866	104,014

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company had unsecured letters of credit issued in the face amount of $0.6 million and $1.0 million outstanding as of April 30, 2025 and January 31, 2025, respectively.

9.
Commitments and Contingencies

Noncancellable Commitments

As of April 30, 2025, the Company had long-term noncancellable agreements related primarily to its cloud hosting arrangements in addition to marketing events and management consulting projects. The estimated payments by future period, which for certain cloud computing arrangements are based on estimated usage, are as follows (in thousands):

Fiscal
2026 (remainder)	$37,286
2027	65,179
2028	14,312
2029	1,126
Total	$117,903

Litigation

During the ordinary course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability.

As of April 30, 2025, the Company was not subject to any currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

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

10.
Equity Incentive Plans

The Company has granted stock-based awards under a 2015 Stock Plan. In fiscal 2025, the Company established the 2024 Incentive Stock Plan. Pursuant to the terms of the 2024 Incentive Stock Plan, additional shares of common stock may “roll over” to the 2024 Incentive Stock Plan in the event of the termination or lapse of stock options outstanding pursuant to the 2015 Stock Plan. As of April 30, 2025, there were 19,104,061 shares of common stock authorized and reserved for issuance under the 2024 Incentive Stock Plan.

As of April 30, 2025, there were 18,666,436 shares of common stock available for future issuance under the 2024 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of stock options.

Additionally, the Company adopted an employee stock purchase program in fiscal 2025 (the “2024 ESPP”) which allows eligible employees to purchase shares of our Class A common stock at periodic intervals using accumulated payroll deductions. As of

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

April 30, 2025, there were 3,164,606 shares authorized under the 2024 ESPP. As of April 30, 2025, the first offering period under the 2024 ESPP had not commenced.

Fiscal 2025 Tender Offer

The Company presented a tender offer to employees who held stock options with exercise prices of $63.55 and above whereby the employees could exchange the options for restricted stock units (“RSUs”) at a ratio of one RSU for every two stock options. The tender offer window closed on May 15, 2024. As a result, 207,784 stock options with service-only vesting conditions were cancelled and exchanged for 103,888 RSUs. The replacement RSUs vest upon the satisfaction of both a performance and service condition, where the performance condition was satisfied upon the effectiveness of the IPO and the service condition is satisfied over a period of approximately two years from June 15, 2024, subject to the employee continuing to provide service to the Company through the date that is two weeks following the expiration of the restrictions on sales of common stock following the IPO, which is expected to be approximately June 24, 2025 (the “RSU Release Date”). The exchange was accounted for as a modification and resulted in an incremental stock-based compensation charge of $1.3 million upon the effectiveness of the IPO in fiscal 2025 and $0.9 million to be recognized ratably over the remaining requisite service period ending June 15, 2026. In addition, as part of the fiscal 2025 tender offer, 36,000 stock options with revenue performance vesting conditions and an exercise price of $63.55 were exchanged for 18,000 RSUs and retained the same revenue performance condition, resulting in an incremental stock-based compensation charge of $0.2 million at the time of the close of the tender offer and $0.2 million to be recognized ratably through October 31, 2025, assuming achievement of the performance condition remains probable.

Stock-based Compensation

The stock-based compensation expense by line item in the unaudited condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended April 30,
	2025			2024
	Option and RSU Grants	Co-Founder RSUs	Total	Option, RSU, and RSA Grants
Platform cost of revenue	$1,224	$—	$1,224	$1,079
Professional services and other cost of revenue	1,218	—	1,218	822
Sales and marketing	5,152	—	5,152	3,468
Research and development	11,010	—	11,010	7,456
General and administrative	12,074	13,071	25,145	7,114
Total stock-based compensation expense	$30,678	$13,071	$43,749	$19,939

Stock Options with Service-Only Conditions

Activity for stock options that contain service only vesting conditions was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Options	Price	(years)
Outstanding as of January 31, 2025	5,806,607	$14.67	5.10
Granted	—	$—
Exercised	(107,288)	$10.94
Cancelled/Forfeited	(7,421)	$28.08
Outstanding as of April 30, 2025	5,691,898	$14.73	4.87
Exercisable as of April 30, 2025	5,528,006	$14.66	4.84

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Total unrecognized compensation cost related to stock options with service only vesting conditions as of April 30, 2025 was $7.5 million, which is expected to be recognized over a remaining weighted average period of approximately 0.9 years.

Stock Options with Performance Conditions

Stock option activity for awards with performance or market vesting conditions consisted of the following:

Weighted
Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Options	Price	(years)
Outstanding as of January 31, 2025	800,248	$13.64	5.92
Granted	—	$—
Exercised	—	$—
Cancelled/Forfeited	—	$—
Outstanding as of April 30, 2025	800,248	$13.64	5.68

As of April 30, 2025, the Company had 340,676 stock options outstanding held by the Co-Founders to purchase shares of Class B common stock that vest upon the satisfaction of both a service and performance condition. The performance condition was satisfied upon the effectiveness of the IPO in fiscal 2025 and the service condition will be satisfied over a four-year period commencing on the IPO date with 25% vesting one year from the date of the IPO and the remainder vesting monthly thereafter. The awards expire ten years from issuance. The Company recognized $0.1 million of stock-based compensation expense in the three months ended April 30, 2025 and unrecognized stock-based compensation expense for these stock options was $0.4 million as of April 30, 2025.

As of April 30, 2025, the Company had stock options outstanding to purchase 128,687 shares of Class A common stock that vest upon the satisfaction of both a service and performance condition. The performance condition was satisfied upon the effectiveness of the IPO in fiscal 2025 and the service condition will be satisfied over a one-year period commencing one year from the date of the IPO. The awards expire ten years from issuance. The Company recognized $0.3 million in the three months ended April 30, 2025 and unrecognized stock-based compensation expense for these stock options was $1.4 million as of April 30, 2025.

Further, as of April 30, 2025, the Company had stock options outstanding to purchase 10,000 shares of Class A common stock that vested upon the satisfaction of a performance condition. The performance condition was satisfied upon the effectiveness of the IPO in fiscal 2025. The award expires ten years from issuance.

As of April 30, 2025, the Company had 320,885 stock options outstanding to purchase shares of Class A common stock that cliff vest upon the achievement of a performance condition of either (i) a revenue target, provided that the target is met before the end of fiscal 2026, or (ii) at the discretion of the audit committee of the board of directors of the Company, a trailing 12 month revenue target commensurate with a specified annual recurring revenue threshold, and the employees providing continuous service to the Company through the date the performance condition is met. At the end of fiscal 2024, the Company concluded it was probable that the Company would attain the revenue target in fiscal 2026. For the three months ended April 30, 2025, the Company recognized stock-based compensation expense associated with these stock options of $1.0 million. The remaining $2.0 million will be recognized ratably through October 31, 2025, assuming achievement of the performance condition remains probable.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

RSUs with Service-Only Conditions

RSUs subject to service-only vesting condition requirements consisted of the following:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 31, 2025	4,142,583	$66.31
Granted	279,167	$100.89
Released	(480,328)	$67.28
Forfeited	(150,906)	$63.72
Unvested as of April 30, 2025	3,790,516	$67.61

Total unrecognized stock-based compensation expense related to RSUs with service-only conditions as of April 30, 2025 was $223.5 million which is expected to be recognized over a remaining weighted average period of approximately 2.9 years.

RSUs with Performance Conditions or Market Conditions

RSU activity for awards with performance or market vesting conditions consisted of the following:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 31, 2025	7,934,292	$44.03
Granted	—	$—
Released	(5,106)	$62.90
Forfeited	(4,000)	$21.18
Unvested as of April 30, 2025	7,925,186	$44.03

As of April 30, 2025, the Company had 34,813 RSUs outstanding that cliff vest upon the achievement of a performance condition of either (i) a revenue target provided that target is met before the end of fiscal 2026 or (ii) at the discretion of the audit committee of the board of directors, a trailing 12-month revenue target commensurate with a specified annual recurring revenue threshold, and the employees providing continuous service to the Company through the date the performance condition is met. At the end of fiscal 2024, the Company concluded it was probable that the Company would attain the revenue target in fiscal 2026. During the three months ended April 30, 2025, the Company recognized stock-based compensation expense of $0.2 million related to these awards. The remaining $0.4 million will be recognized ratably through October 31, 2025, assuming the performance condition remains probable. These RSUs are to be settled in Class A common stock upon vesting.

As of April 30, 2025, the Company had 1,223,188 RSUs outstanding that vest upon the satisfaction of both a performance and service condition, where the performance condition was satisfied upon the effectiveness of the IPO and the service condition is satisfied over a period of approximately four years from the date of grant subject to the employee continuing to provide service to the Company through the RSU Release Date. In addition, the Company had 76,859 RSUs outstanding that vest upon the satisfaction of a performance and a service condition, where the performance condition was satisfied upon the completion of the IPO and the service condition will be satisfied over four quarterly periods commencing approximately one year after the date of the IPO. During the three months ended April 30, 2025, the Company recognized stock-based compensation expense of $6.4 million related to these awards and unrecognized stock-based compensation expense for these RSUs was $28.5 million as of April 30, 2025. These RSUs are to be settled in Class A common stock upon vesting.

As a result of the fiscal 2025 tender offer, the Company had 97,388 RSUs outstanding as of April 30, 2025 that vest upon the satisfaction of both a two-year service condition and a performance condition where the performance condition was satisfied upon the effectiveness of the IPO and the service condition is satisfied over a period of approximately two years from the date the tender offer closed, subject to the employee continuing to provide service to the Company through the RSU Release Date. During the three months ended April 30, 2025, the Company recognized stock-based compensation expense of $0.2 million related to these

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

awards and unrecognized stock-based compensation expense for these RSUs was $0.5 million as of April 30, 2025. These RSUs are to be settled in Class A common stock upon vesting.

In October 2024, the Company granted each of the Co-Founders an award of 3,241,544 performance-based RSUs (“Co-Founder RSUs”). Each performance-based RSU represents the right to be issued a share of Class B common stock following vesting. The performance-based RSUs vest on or after 180 days following the completion of an initial public offering based on achieving volume weighted-average closing trading prices of the Company’s common stock over a six-month or 90-day period, as applicable, ranging from $140.00 per share to $440.00 per share (the “stock price hurdle”), subject to the Co-Founders being employed as Chief Executive Officer, co-Chief Executive Officer or President as of the vesting date. Any RSUs for which the applicable stock price hurdle has not been achieved on or before October 21, 2034 will automatically be forfeited. The Company’s estimate of the grant date fair value of these RSUs of $263.6 million was estimated using a Monte Carlo simulation model that incorporates the likelihood of achieving the stock price hurdles. The Company commenced recognition of stock-based compensation expense upon completion of the IPO in fiscal 2025 over the estimated weighted-average derived service period of approximately five years. During the three months ended April 30, 2025, the Company recognized stock-based compensation expense of $13.1 million related to these awards. Unrecognized stock-based compensation expense for these RSUs was $235.5 million as of April 30, 2025 and is expected to be recognized over the remaining derived service period for each stock price hurdle tranche, unless the stock price hurdle is achieved prior to the end of derived service period in which case the expense for that stock price hurdle will be accelerated. As of April 30, 2025, the weighted average remaining derived service period for these RSUs was 5.5 years. These RSUs are to be settled in Class B common stock upon vesting.

11.
Income Taxes

The Company calculates income tax expense in interim periods by applying an estimated annual effective tax rate to loss before income taxes and by calculating the tax effect of discrete items recognized during the period.

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

12.
Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended April 30,
	2025	2024
Net loss	$(46,364)	$(56,039)
Accretion of non-convertible preferred stock	—	(12,987)
Net loss attributable to common stockholders	$(46,364)	$(69,026)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	90,334,442	34,175,068
Net loss per share, basic and diluted	$(0.51)	$(2.02)

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders as of April 30, 2025 and 2024 because including them would have been anti-dilutive:

	As of April 30,
	2025	2024
Redeemable convertible preferred stock	—	42,465,855
Stock options with service-only conditions	5,691,898	6,621,480
Unvested RSUs with service-only conditions	3,790,516	2,762,194
Stock options with performance or market conditions	800,248	1,176,924
Unvested early exercise of options	31,754	43,214
Unvested RSAs with service-only conditions	—	64,176
Acquisition indemnity shares withheld	41,959	41,959
Unvested RSUs with performance conditions	7,925,186	1,380,370

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties and our actual results, events or circumstances could differ materially from those described in forward-looking statements. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. The last day of our fiscal year is January 31, and our fiscal quarters end on April 30, July 31, October 31 and January 31. Our fiscal years ended January 31, 2025 and 2026 are referred to herein as fiscal 2025 and fiscal 2026, respectively. Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “our company,” and “ServiceTitan” refer to ServiceTitan, Inc. and its consolidated subsidiaries, and references to our “common stock” include our Class A common stock, Class B common stock and Class C common stock.

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

Our platform enables impactful outcomes for our customers, including accelerating revenue and driving operational efficiency, all while improving the experience for both end customers and contractors. As customers experience the significant business acceleration benefits of our platform, we have often observed our customers hire more technicians, increase gross transaction volume (“GTV”), representing total dollars invoiced by our customers to end customers through our platform, and adopt more add-on products. Increased customer adoption of our platform leads to further data and insights, allowing us to build more differentiated features and address opportunities in new trades, use cases and customer subsegments. All of this allows us to drive more growth and efficiency for customers, delivering outsized return on investment (“ROI”), in our products. For the three months ended April 30, 2025 and 2024, we processed $17.7 billion and $14.5 billion of GTV, respectively.

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

Retain and Expand Our Existing Customer Relationships

Our ability to retain and increase the revenue we earn from existing customers is a key driver of our future business performance and depends on our customers renewing their subscriptions to our platform, expanding their number of users, increasing their usage of existing solutions and adopting additional products, driven by the three key strategies described below. We have observed that as customers experience the significant business acceleration benefits of our platform, they typically not only remain on our platform but also often hire more technicians and adopt more of our products. Our ability to retain and expand customer relationships is evidenced by our net dollar retention rate, which was over 110% for the three months ended April 30, 2025.1

Retain Our Customers. Our customer relationship begins with a thorough onboarding process. Then, our customers deploy our platform end-to-end across their entire organization, meaning the ServiceTitan platform powers their workflows and is the primary interface used by their employees. As a result, we become deeply embedded as the operating system that powers our customers’ businesses. Over time, our Customer Success Management teams work closely with our customers to assist them in fully utilizing our platform.

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

Drive More Value to Our Customers through Add-on Product Adoption. As we demonstrate the high ROI of our products to our customers, we are able to sell more add-on products to them and increase our share of wallet, which we measure as the portion of our customers’ GTV that we are able to earn. We efficiently expand our customer relationships over time to serve their additional needs and automate more workflows through our platform. We believe that the more our customers use our platform to power their workflows, the more value we deliver to them, and the higher revenue we can earn from them. As a result, we continue to invest in research and development to improve the functionality of our existing Core and add-on products. Our ability to increase adoption of our add-on products will depend on customer satisfaction with our platform, competition, pricing and our ability to continuously demonstrate the value proposition of our add-on products. We plan to continue investing in sales and marketing, thought leadership, industry resources and leveraging our customer success teams to focus on driving additional expanded value to customers on our platform.

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

We expect our cost of platform revenue to increase in absolute dollars as the adoption and usage of our platform and product offerings increase. Beginning in fiscal 2026, we shifted the roles of our customer success function to focus on both customer retention and customer expansion, and, as a result, certain customer success costs are now being recorded in sales and marketing expense.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. For each of these categories of expense, personnel-related costs consisting primarily of salary, employee benefits, bonuses and stock-based compensation are the most significant components.

Sales and Marketing Expense

Sales and marketing expense consists primarily of personnel-related costs, consulting costs and other costs incurred in connection with our sales and marketing and certain customer success efforts. Personnel-related costs primarily include salary, commissions, employee benefits, bonuses and stock-based compensation for our outbound sales personnel that focus on new customer acquisition and for our customer success personnel that focus on expanding adoption of our products at existing customers. Sales and marketing expense also includes marketing and advertising expenses, such as our annual customer conferences, Pantheon and Ignite, and travel and trade show expenses, amortization of acquired customer intangible assets and allocated overhead. As our annual customer conferences are significant sales and marketing events, we expect an increase in sales and marketing expense during the respective quarter in which they occur. We expect that sales and marketing expense will increase on an absolute dollar basis as we invest to grow our business. We plan to continue to expand sales and marketing efforts to attract new customers, retain existing customers and increase revenue from both new and existing customers by adding outbound sales personnel and expanding our customer success team activities. In addition, beginning in fiscal 2026, we shifted the roles of our customer success function to focus on both customer retention and customer expansion and as a result certain customer success costs are now being recorded in sales and marketing expense.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense related to our debt arrangements with financial institutions, interest income earned on our cash and cash equivalents, gains or losses on foreign currency transactions and miscellaneous other income.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Revenue:
Platform	$207,982	$163,225
Professional services and other	7,710	7,103
Total revenue	215,692	170,328
Cost of revenue:
Platform	50,037	47,757
Professional services and other	17,259	16,591
Total cost of revenue	67,296	64,348
Gross profit	148,396	105,980
Operating expenses:
Sales and marketing	69,223	57,601
Research and development	69,140	58,613
General and administrative	59,569	43,194
Total operating expenses	197,932	159,408
Loss from operations	(49,536)	(53,428)
Other income (expense), net
Interest expense	(2,035)	(4,128)
Interest income	4,940	1,696
Other income, net	501	227
Total other income (expense), net	3,406	(2,205)
Loss before income taxes	(46,130)	(55,633)
Provision for income taxes	234	406
Net loss	$(46,364)	$(56,039)

Comparison of the Three Months Ended April 30, 2025 and 2024

Revenue

	Three Months Ended April 30,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Revenue
Platform	$207,982	$163,225	$44,757	27%
Professional services and other	7,710	7,103	607	9%
Total revenue	$215,692	$170,328	$45,364	27%

Platform revenue increased by $44.8 million, or 27%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. This increase was primarily driven by subscription revenue, which increased by $36.7 million, or 29%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. In addition, revenue from our usage-based products increased by $8.1 million, or 22%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. This increase was primarily driven by increases in both the volume and types of payment transactions processed using our FinTech offerings.

Professional services and other revenue increased by $0.6 million, or 9%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. This increase was primarily driven by a higher volume of services performed.

Cost of Revenue

	Three Months Ended April 30,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Cost of revenue
Platform	$50,037	$47,757	$2,280	5%
Professional services and other	17,259	16,591	668	4%
Total cost of revenue	$67,296	$64,348	$2,948	5%
Gross profit	$148,396	$105,980

Platform gross margin	75.9%	70.7%
Professional services and other gross margin	(123.9)%	(133.6)%
Total gross margin	68.8%	62.2%

Platform cost of revenue increased by $2.3 million, or 5%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. The increase was primarily due to a $4.1 million increase in costs to deliver our Core, Pro, and FinTech products driven by the increase in our subscription and usage-based revenue and a $1.6 million increase in amortization of capitalized internally developed software. These increases were partially offset by a decrease of $1.9 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use. In addition, personnel-related costs decreased $1.2 million due to the shift in the roles of our customer success function to sales and marketing activities at the beginning of fiscal 2026. Platform gross margin increased to 75.9% for the three months ended April 30, 2025, compared to 70.7% for the three months ended April 30, 2024, primarily due to the shift of certain customer success costs to sales and marketing, a decrease in impairment losses on operating lease assets and related property and equipment, and improved efficiencies in delivering our platform at scale.

Professional services and other cost of revenue increased by $0.7 million, or 4%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. The increase was primarily due to an increase of $2.4 million in personnel-related costs driven by an increase in headcount. This increase was partially offset by a decrease of $0.7 million in third-party consulting costs, a decrease of $0.6 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use, and a decrease of $0.5 million of amortization of acquired intangible assets. Professional services and other gross margin improved to (123.9)% for the three months ended April 30, 2025, compared to (133.6)% for the three months ended April 30, 2024, due to the increase in revenue.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended April 30,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Sales and marketing expense	$69,223	$57,601	$11,622	20%
Sales and marketing expense as a percentage of revenue	32%	34%

Sales and marketing expense increased by $11.6 million, or 20%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. The increase in sales and marketing expense was primarily driven by an increase of $10.5 million in personnel-related costs resulting from an increase in headcount and, beginning in fiscal 2026, we shifted the roles of our customer success function to focus on both customer retention and customer expansion, and as a result, certain customer success costs are now being recorded in sales and marketing. In addition, marketing and advertising costs increased $2.9 million for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. These increases were partially offset by a decrease of $1.9 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use.

Research and Development Expense

	Three Months Ended April 30,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Research and development expense	$69,140	$58,613	$10,527	18%
Research and development expense as a percentage of revenue	32%	34%

Research and development expense increased by $10.5 million, or 18%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. The increase in research and development expense was primarily driven by an increase of $11.2 million in personnel-related costs, which included $3.6 million increase in stock-based compensation expense driven by an increase in headcount. These increases were partially offset by a decrease of $1.8 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use.

General and Administrative Expense

	Three Months Ended April 30,		Change
	2025	2024	$	Percent
	(dollars in thousands)
General and administrative expense	$59,569	$43,194	$16,375	38%
General and administrative expense as a percentage of revenue	28%	25%

General and administrative expense increased by $16.4 million, or 38%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. The increase in general and administrative expense was primarily driven by a $20.6 million increase in personnel-related costs primarily driven by an increase of $18.0 million in stock-based compensation. The increase in stock-based compensation includes $13.1 million related to performance-based RSUs granted to our Co-Founders in October 2024. In addition, our allowance for credit losses increased $2.9 million for the three months ended April 30, 2025, compared to the three months ended April 30, 2024 as we further integrated acquired businesses and aligned our processes. These increases were partially offset by a decrease of $5.9 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use. Additionally, the three months ended April 30, 2024 included acquisition-related costs of $2.1 million.

Other Income (Expense), Net

	Three Months Ended April 30,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Other income (expense), net	$3,406	$(2,205)	$5,611	(254)%

Other income, net, was $3.4 million for the three months ended April 30, 2025, compared to other expense, net, of $2.2 million for the three months ended April 30, 2024. The increase was primarily due to a $3.2 million increase in interest income due to a higher cash balance as well as a decrease in interest expense of $2.1 million due to a lower debt balance in the three months ended April 30, 2025 resulting from the repayment of all amounts outstanding under our Revolver Facility that occurred in January 2025.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Provision for income taxes	$234	$406	$(172)	(42)%

Our provision for income taxes decreased by $0.2 million, or 42%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024. The change was primarily driven by a decrease in certain state taxes for the three months ended April 30, 2025.

Non-GAAP Financial Measures

In addition to our results prepared in accordance with GAAP, we believe non-GAAP gross profit and non-GAAP gross margin in total and for platform and professional services and other, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP income from operations, non-GAAP operating margin, and non-GAAP net income are useful in evaluating our operating performance.

For the reasons set forth below, we believe that excluding the following items provides information that is helpful in understanding our results of operations, evaluating our future prospects, comparing our financial results across accounting periods, and comparing our financial results to our peers, many of which provide similar non-GAAP financial measures.

•
Stock-based compensation expense and related employer payroll taxes. We exclude stock-based compensation expense, including the performance-based RSU’s granted to our Co-Founders, and related employer payroll taxes, to allow investors to make more meaningful comparisons of our performance between periods and to facilitate a comparison of our performance to those of other peer companies. Stock-based compensation expense may vary between periods due to various factors unrelated to our core performance, including as a result of the assumptions used in the valuation methodologies, timing and amount of grants and other factors. We exclude employer payroll taxes because the amounts vary based on timing and settlement or vesting of awards unrelated to our core operating performance. Moreover, stock-based compensation expense is a non-cash expense that we exclude from our internal management reporting processes and when assessing our actual performance, budgeting, planning, and forecasting future periods.
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
•
Restructuring charges. To better align our strategic priorities with our investments, we have periodically implemented workforce reductions. In connection with these reductions, we incurred employee-related expenses including severance and other termination benefits. We excluded these charges when assessing our actual performance and when budgeting, planning and forecasting future periods.
•
Loss on operating lease assets. We have incurred impairments on certain right-of-use assets and other long-lived assets. See Note 5 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report. We believe that it is useful to exclude these charges when assessing the level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods. In addition, we believe excluding such costs enhances the comparability between periods.
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

These measures, however, have certain limitations in that they reflect the exercise of judgment by our management about which expenses are excluded or included and do not include the impact of certain expenses that are reflected in our consolidated statement of operations that are necessary to run our business. These non-GAAP financial measures should be considered in addition to, not as a substitute for or in isolation from, our financial results determined in accordance with GAAP. We caution investors that amounts presented in accordance with our definition of non-GAAP gross profit, non-GAAP gross margin, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP income from operations, non-GAAP operating margin, and non-GAAP net income may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate these non-GAAP financial measures in the same manner.

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

The following table reflects the reconciliation of GAAP gross profit to non-GAAP gross profit and GAAP gross margin to non-GAAP gross margin for the periods presented:

	Platform		Professional Services and Other		Total
	Three Months Ended April 30,		Three Months Ended April 30,		Three Months Ended April 30,
	2025	2024	2025	2024	2025	2024
	(in thousands)
GAAP gross profit	$157,945	$115,468	$(9,549)	$(9,488)	$148,396	$105,980
Stock-based compensation expense and related employer payroll taxes	1,398	1,142	1,384	869	2,782	2,011
Amortization of acquired intangible assets	5,533	5,303	334	784	5,867	6,087
Restructuring charges	—	386	—	129	—	515
Loss on operating lease assets	960	2,828	751	1,318	1,711	4,146
Non-GAAP gross profit	$165,836	$125,127	$(7,080)	$(6,388)	$158,756	$118,739

	Platform		Professional Services and Other		Total
	Three Months Ended April 30,		Three Months Ended April 30,		Three Months Ended April 30,
	2025	2024	2025	2024	2025	2024
GAAP gross margin	75.9%	70.7%	(123.9)%	(133.6)%	68.8%	62.2%
Stock-based compensation expense and related employer payroll taxes	0.7%	0.7%	18.0%	12.2%	1.3%	1.2%
Amortization of acquired intangible assets	2.7%	3.2%	4.3%	11.0%	2.7%	3.6%
Restructuring charges	0.0%	0.2%	0.0%	1.8%	0.0%	0.3%
Loss on operating lease assets	0.5%	1.7%	9.7%	18.6%	0.8%	2.4%
Non-GAAP gross margin*	79.7%	76.7%	(91.8)%	(89.9)%	73.6%	69.7%

* Totals may not foot due to rounding.

Non-GAAP Sales and Marketing Expense

We define non-GAAP sales and marketing expense as GAAP sales and marketing expense excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, restructuring charges and loss on operating lease assets.

The following table reflects the reconciliation of GAAP sales and marketing expense to non-GAAP sales and marketing expense for the periods presented:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
GAAP sales and marketing expense	$69,223	$57,601
Stock-based compensation expense and related employer payroll taxes	(5,568)	(3,575)
Amortization of acquired intangible assets	(5,515)	(5,450)
Restructuring charges	—	(292)
Loss on operating lease assets	(1,765)	(3,649)
Non-GAAP sales and marketing expense	$56,375	$44,635

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

The following table reflects the reconciliation of GAAP research and development expense to non-GAAP research and development expense for the periods presented:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
GAAP research and development expense	$69,140	$58,613
Stock-based compensation expense and related employer payroll taxes	(12,263)	(7,758)
Restructuring charges	—	(991)
Loss on operating lease assets	(1,679)	(3,478)
Non-GAAP research and development expense	$55,198	$46,386

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

The following table reflects the reconciliation of GAAP general and administrative expense to non-GAAP general and administrative expense for the periods presented:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
GAAP general and administrative expense	$59,569	$43,194
Stock-based compensation expense and related employer payroll taxes	(12,647)	(7,228)
Stock-based compensation expense - Co-Founders performance based RSUs	(13,071)	—
Acquisition-related items	—	(2,054)
Restructuring charges	—	(698)
Loss on operating lease assets	(2,877)	(8,808)
Non-GAAP general and administrative expense	$30,974	$24,406

Non-GAAP Income from Operations and Non-GAAP Operating Margin

We define non-GAAP income from operations and non-GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, restructuring charges, acquisition-related items, and loss on operating lease assets. Non-GAAP operating margin represents non-GAAP income from operations as a percentage of total revenue.

The following table reflects the reconciliation of GAAP loss from operations to non-GAAP income from operations and GAAP operating margin to non-GAAP operating margin for the periods presented:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
GAAP loss from operations	$(49,536)	$(53,428)
Stock-based compensation expense and related employer payroll taxes	33,260	20,572
Stock-based compensation expense - Co-Founders performance based RSUs	13,071	—
Amortization of acquired intangible assets	11,382	11,537
Restructuring charges	—	2,496
Acquisition-related items	—	2,054
Loss on operating lease assets	8,032	20,081
Non-GAAP income from operations	$16,209	$3,312

	Three Months Ended April 30,
	2025	2024
GAAP operating margin	(23.0)%	(31.4)%
Stock-based compensation expense and related employer payroll taxes	15.4%	12.1%
Stock-based compensation expense - Co-Founders performance based RSUs	6.1%	0.0%
Amortization of acquired intangible assets	5.3%	6.8%
Restructuring charges	0.0%	1.5%
Acquisition-related items	0.0%	1.2%
Loss on operating lease assets	3.7%	11.8%
Non-GAAP operating margin*	7.5%	1.9%

* Totals may not foot due to rounding.

Non-GAAP Net Income

We define non-GAAP net income as GAAP net loss, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, restructuring charges, acquisition-related items, and loss on operating lease assets, adjusted for the income tax effects on the difference between GAAP and non-GAAP expenses.

	Three Months Ended April 30,
	2025	2024
	(in thousands)
GAAP net loss	$(46,364)	$(56,039)
Stock-based compensation expense and related employer payroll taxes	33,260	20,572
Stock-based compensation expense - Co-Founders performance based RSUs	13,071	—
Amortization of acquired intangible assets	11,382	11,537
Restructuring charges	—	2,496
Acquisition-related items	—	2,054
Loss on operating lease assets	8,032	20,081
Income tax effects related to the above adjustments (1)	(1,484)	(489)
Non-GAAP net income	$17,897	$212

(1) This amount represents adjustments for the current and deferred income tax effects on non-GAAP net income for the impact of the non-GAAP adjustments above.

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

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(14,570)	$(19,224)
Capitalized internal-use software	(6,472)	(4,785)
Purchase of property and equipment	(1,292)	(628)
Non-GAAP free cash flow	$(22,334)	$(24,637)

Liquidity and Capital Resources

Since our inception, we have financed our operations, capital expenditures and acquisitions primarily through issuance of redeemable convertible preferred stock, non-convertible preferred stock, and debt as well as through payments received from our customers. As of April 30, 2025, we had cash and cash equivalents of $420.3 million and $140.0 million available under the Credit Agreement, as defined below. Cash and cash equivalents consisted of checking accounts and money market funds with maturities less than 90 days from the date of purchase.

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

As of April 30, 2025, we had total debt of $104.9 million, consisting of the outstanding principal balance of the Term Loan of $106.8 million, net of unamortized debt issuance costs of $1.8 million. There was no balance drawn under the Revolver Facility.

Cash Flows

The following table summarizes our cashflows for the periods indicated:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(14,570)	$(19,224)
Net cash used in investing activities	(7,764)	(6,597)
Net cash provided by (used in) financing activities	380	(5,108)
Net decrease in cash, cash equivalents, and restricted cash	$(21,954)	$(30,929)

Operating Activities

Net cash used in operating activities was $14.6 million for the three months ended April 30, 2025. This primarily related to our net loss of $46.4 million and net cash outflows of $49.1 million from changes in our operating assets and liabilities. These were partially offset by non-cash charges of $80.9 million. The primary drivers of the changes in our operating assets and liabilities related to a decrease in accrued personnel related expenses of $40.6 million as annual corporate bonuses are paid in the first fiscal quarter, an increase in deferred contract costs and contract assets of $7.1 million, an increase of $5.3 million in accounts receivable, and a decrease of lease liabilities of $3.2 million. These were partially offset by an increase of $4.0 million in accounts payable and other accrued expenses, a decrease in prepaid expenses and other assets of $2.2 million and an increase in other liabilities of $1.2 million.

Net cash used in operating activities was $19.2 million for the three months ended April 30, 2024. This primarily related to our net loss of $56.0 million, adjusted for non-cash charges of $65.6 million and net cash outflows of $28.8 million for changes in our operating assets and liabilities. The primary drivers of the changes in our operating assets and liabilities related to a decrease in accrued personnel related expenses of $27.2 million as annual corporate bonuses are paid in the first fiscal quarter, an increase in accounts receivable of $4.6 million, an increase in deferred contract costs and contract assets of $3.2 million, and a decrease in lease liabilities of $1.0 million. These were partially offset by an increase of $4.3 million in accounts payable and other accrued expenses, a decrease in prepaid expenses and other assets of $2.2 million and an increase in other liabilities of $0.9 million.

Investing Activities

Net cash used in investing activities was $7.8 million for the three months ended April 30, 2025. This consisted of cash outflows of $6.5 million for the investments in capitalized internal-use software and $1.3 million for the purchase of property and equipment.

Net cash used in investing activities was $6.6 million for the three months ended April 30, 2024. This consisted of cash outflows of $4.8 million for the investments in capitalized internal-use software and $0.6 million for the purchase of property and equipment, and $1.2 million of cash paid, net of cash acquired for the acquisition of Convex.

Financing Activities

Net cash provided by financing activities was $0.4 million for the three months ended April 30, 2025. This consisted primarily of proceeds from the exercise of stock options of $1.2 million. This was partially offset by payments related to IPO costs of $0.5 million and the repayment of debt of $0.3 million.

Net cash used in financing activities was $5.1 million for the three months ended April 30, 2024. This consisted primarily of the repurchase of shares for the tax withholdings upon settlement of RSUs of $5.3 million, the payment of deferred offering costs of $0.6 million, and the repayment of debt of $0.5 million. These were partially offset by proceeds of $1.4 million from the exercise of stock options.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and the related notes thereto, which have been prepared in accordance with GAAP. In preparing the condensed financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates. There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year 2025.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Interest Rate Risk

As of April 30, 2025, we had cash and cash equivalents of $420.3 million. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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

Foreign Currency Risk

The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in Canadian dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, Armenia and Canada. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited condensed consolidated financial statements in the three months ended April 30, 2025. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The trades are impacted by economic slowdowns, tightening of economic policies, tariffs or other trade protection measures that increase the cost of or decrease the availability of imported goods, including trade disputes, fluctuations in interest rates, which can increase borrowing costs, and other actions that affect material and equipment pricing and availability, such as higher inflation. Unfavorable or deteriorating market conditions, reductions in maintenance spend by commercial property owners or residential customers, the unavailability or increased cost of specific materials or supplies, reductions in the availability of business financing, government action which prevents or hinders the rendering of on-premise services or similar circumstances could have an adverse impact on our business. Our revenue may decrease because trades businesses may generally choose to delay or decide against purchases of software or information systems in times of unfavorable economic conditions, because workforce challenges or governmental policies prevent sufficient labor to meet demand or because fewer transactions are processed on our platform, resulting in reduced fees to us. Furthermore, if the trades industry experiences a decrease in overall economic activity, the amount our customers are willing to pay for our products, or our ability to collect payments from our customers, could be reduced. Contractors may also work on fewer jobs, which would result in a reduction in transactions processed over our platform. To the extent we do not effectively address these risks and challenges, our business, financial condition and results of operations could be adversely affected.

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

From time to time, we have been, and may in the future become, involved in various investigations or legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower, wiretapping and other litigation and claims and governmental and other regulatory investigations and proceedings. For example, plaintiffs have sought to apply federal wiretap laws, such as the Federal Wiretap Act, and similar U.S. state laws, such as California’s Invasion of Privacy Act, to certain advertising, online tracking, and voice recording practices. We have received one or more claims of violation of California’s Invasion or Privacy Act, though none resulting in significant liability or expense. Such laws include private causes of action, and could result in significant monetary liability to address, including settlement costs, even if these causes of action are meritless. The number and significance of these potential claims and disputes may increase as our business expands. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and may harm our financial condition and results of operations. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing may harm our business, financial condition and results of operations.

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

We previously identified material weaknesses in our internal control over financial reporting, which consisted of the following: (i) lack of an effective control environment including insufficient resources with an appropriate level of controls knowledge and expertise commensurate with our financial reporting requirements, (ii) ineffective controls over our financial close and financial reporting, including controls over cash flow statements, balance sheet reconciliations and journal entries including maintaining appropriate segregation of duties, (iii) ineffective controls related to the identification of, and accounting for, certain non-routine, complex or unusual events or transactions and the adoption of new accounting standards, and (iv) ineffective information technology general controls in the areas of user access, program change-management, program development and computer operations controls over certain information technology systems relevant to our financial statements. After these material weaknesses were identified, we implemented a remediation plan, and, as of January 31, 2024, we completed our remediation efforts, including the testing of the operating effectiveness of the controls, and we concluded that the material weaknesses have been remediated. However, we recognize that maintaining effective internal control over financial reporting will continue to require significant attention from management and expense, and we cannot guarantee that we will not identify material weaknesses in the future.

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

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no votes per share, except as otherwise required by law. Our Co-Founders and their respective affiliates together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of April 30, 2025, the shares held by our Co-Founders (including shares over which they have voting or administrative control) represented approximately 63% of the voting power of our outstanding capital stock, which voting power may increase over time as our Co-Founders exercise or vest in equity awards over time. If all such equity awards held by our Co-Founders (including the shares of our Class B common stock subject to performance-based RSUs that were granted to our Co-Founders in October 2024 and that vest upon the satisfaction of a service condition and achievement of certain stock price hurdles) had been exercised or vested and settled in shares of our Class B common stock as of April 30, 2025, the shares held by our Co-Founders (including shares over which they have voting or administrative control) represented approximately 74% of the voting power of our outstanding capital stock. As a result, our Co-Founders, along with our other principal stockholders, will be able to significantly influence or control any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Our Co-Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control or significant influence may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in our Co- Founders undertaking, or causing us to undertake, actions that would be desirable for our Co-Founders but would not be desirable for our other stockholders.

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

We have no shares of Class C common stock, which entitle the holder to no votes per share (except as otherwise required by law) issued and outstanding and we have no current plans to issue shares of Class C common stock. These shares are available to be used in the future for various uses including to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time, the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in our Co-Founders holding less than a majority of our total outstanding voting power. Once our Co-Founders own less than a majority of our total outstanding voting power, our Co- Founders will no longer have the unilateral ability to elect all of our directors and to significantly influence or control the outcome of any matter submitted for a vote of our stockholders. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which will prolong the voting power of our Co-Founders. As a result, the issuance of shares of Class C common stock could prolong the duration of our Co-Founders’ control of our voting power and their ability to elect all of our directors and to significantly influence or control the outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to our Co-Founders and, in that event, they would be able to sell such shares of Class C common stock and achieve liquidity in their holdings without diminishing their voting power. Any future issuances of shares of Class

C common stock will not be subject to approval by our stockholders except as required by the listing standards of the Exchange. For additional information about our multi-class structure, refer to the “Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934,” filed as Exhibit 4.1 to our Annual Report on Form 10-K for fiscal 2025, filed with the SEC on April 2, 2025.

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
•
sales of shares of our Class A common stock by us or our stockholders;
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

Sales of a substantial number of shares of our Class A common stock (including shares of our Class A common stock issuable upon conversion of our Class B common stock) could depress the trading price of our Class A common stock.

The trading price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market, particularly sales by our directors, officers, and principal stockholders, and the perception that these sales could occur may also depress the trading price of our Class A common stock. As of April 30, 2025, we had 77,236,670 shares of our Class A common stock, 13,404,097 shares of our Class B common stock and no shares of our Class C common stock outstanding. While shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act, we are unable to predict the timing of or the effect that such sales may have on the prevailing trading price of our Class A common stock.

Certain holders of our Class A common stock (including shares of our Class A common stock issuable upon conversion of our Class B common stock and/or the exercise or settlement, as applicable, of outstanding equity awards) are entitled, under the provisions of our amended and restated investors’ rights agreement, dated as of July 27, 2023, to require us to register shares owned by them for public sale in the United States. Any registration statement we file to register shares, whether as a result of registration rights or otherwise, could cause the trading price of our Class A common stock to decline or be volatile.

In addition, we filed a registration statement on Form S-8 under the Securities Act to register shares reserved for future issuance under our equity compensation plans and, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the United States in the public market, subject in some cases to the volume and other restrictions of Rule 144.

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

Not Applicable.

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

Issuer Purchases of Equity Securities

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended April 30, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On April 15, 2025, Ara Mahdessian, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Mahdessian’s Rule 10b5-1 trading plan provides for the sale, from time to time, of up to a maximum of 640,000 shares of our Class A common stock. Mr. Mahdessian’s Rule 10b5-1 trading plan expires on April 21, 2026.

On April 15, 2025, Vahe Kuzoyan, our President and a member of our board of directors, adopted a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Kuzoyan’s Rule 10b5-1 trading plan provides for the sale, from time to time, of up to a maximum of 295,000 shares of our Class A common stock. Mr. Kuzoyan’s Rule 10b5-1 trading plan expires on April 16, 2026.

On April 15, 2025, Dave Sherry, our Chief Financial Officer, adopted a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Sherry’s Rule 10b5-1 trading plan provides for the sale, from time to time, of up to a maximum of 15,000 shares of our Class A common stock. Mr. Sherry’s Rule 10b5-1 trading plan expires on April 23, 2026.

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

ServiceTitan, Inc.

Date: June 12, 2025	By:	/s/ Dave Sherry
Dave Sherry
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)