Form 10-Q
period 2025-07-31
ServiceTitan, Inc.
filed 2025-09-10
CIK 1638826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

As of August 31, 2025, the registrant had 79,717,700 shares of Class A Common Stock, par value $0.001 per share, 13,231,037 shares of Class B Common Stock, par value $0.001 per share, and no shares of Class C Common Stock, par value $0.001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended July 31, 2025 (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements established by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, and generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential” “predict,” “project,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

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
•
our expectations concerning relationships with third parties, including partnerships;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on management’s current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects, based on information available to us at the time such statements are made. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors,” within this Quarterly Report, as well as those risks and uncertainties set forth from time to time in our reports and other documents filed with the Securities and Exchange Commission (the “SEC”).

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” contained within this Quarterly Report. These risks could materially and adversely impact our business, financial condition and results of operations, which could cause the trading price of our Class A common stock to decline, and could result in a loss of all or part of your investment. Additional risks beyond those summarized below or discussed elsewhere in this Quarterly Report may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:

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
•
The multi-class structure of our common stock has the effect of concentrating voting power with Ara Mahdessian, our co-founder, Chief Executive Officer and Chairperson of our board of directors, and Vahe Kuzoyan, our co-founder, President, and member of our board of directors (together, our “Co-Founders”), which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ServiceTitan, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	As of
	July 31,	January 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$471,485	$441,802
Restricted cash	210	711
Accounts receivable, net of allowance of $8,868 and $4,698 as of July 31, 2025 and January 31, 2025, respectively	51,894	44,469
Deferred contract costs, current	12,966	11,554
Contract assets	49,452	45,926
Prepaid expenses	31,980	24,791
Other current assets	4,976	3,513
Total current assets	622,963	572,766
Restricted cash, noncurrent	417	333
Deferred contract costs, noncurrent	12,419	10,608
Property and equipment, net	45,644	56,667
Operating lease right-of-use assets	18,860	24,025
Internal-use software, net	37,982	35,775
Intangible assets, net	192,188	214,952
Goodwill	845,836	845,836
Other assets	7,572	7,686
Total assets	$1,783,881	$1,768,648
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued expenses	$43,227	$40,182
Accrued personnel related expenses	57,379	80,160
Deferred revenue, current	17,277	16,803
Operating lease liabilities, current	12,848	12,996
Short-term debt	1,073	1,073
Other current liabilities	6,923	1,902
Total current liabilities	138,727	153,116
Operating lease liabilities, noncurrent	40,823	47,327
Long-term debt, net	103,725	104,014
Other noncurrent liabilities	11,192	9,607
Total liabilities	294,467	314,064
Commitments and contingencies (Note 9)
Stockholders' Equity
Preferred stock, par value $0.001, 100,000,000 shares authorized as of July 31, 2025 and January 31, 2025. No shares issued and outstanding as of July 31, 2025 and January 31, 2025	—	—
Class A common stock, par value $0.001, 1,000,000,000 shares authorized as of July 31, 2025 and January 31, 2025. 79,465,080 shares and 76,644,240 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	80	77
Class B common stock, par value $0.001, 100,000,000 shares authorized as of July 31, 2025 and January 31, 2025. 13,365,549 shares and 13,404,097 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	13	13
Class C common stock, par value $0.001, 100,000,000 shares authorized as of July 31, 2025 and January 31, 2025. No shares issued and outstanding as of July 31, 2025 and January 31, 2025	—	—
Additional paid-in capital	2,673,640	2,560,224
Accumulated deficit	(1,184,319)	(1,105,730)
Total stockholders' equity	1,489,414	1,454,584
Total liabilities and stockholders' equity	$1,783,881	$1,768,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue:
Platform	$232,726	$184,997	$440,708	$348,222
Professional services and other	9,397	7,997	17,107	15,100
Total revenue	242,123	192,994	457,815	363,322
Cost of revenue:
Platform	51,991	49,236	102,028	96,993
Professional services and other	18,783	16,932	36,042	33,523
Total cost of revenue	70,774	66,168	138,070	130,516
Gross profit	171,349	126,826	319,745	232,806
Operating expenses:
Sales and marketing	69,544	58,218	138,767	115,819
Research and development	73,065	62,449	142,205	121,062
General and administrative	63,512	38,769	123,081	81,963
Total operating expenses	206,121	159,436	404,053	318,844
Loss from operations	(34,772)	(32,610)	(84,308)	(86,038)
Other income (expense), net
Interest expense	(2,057)	(4,222)	(4,092)	(8,350)
Interest income	4,783	1,654	9,723	3,350
Other income (expense), net	185	(17)	686	210
Total other income (expense), net	2,911	(2,585)	6,317	(4,790)
Loss before income taxes	(31,861)	(35,195)	(77,991)	(90,828)
Provision for income taxes	364	457	598	863
Net loss	(32,225)	(35,652)	(78,589)	(91,691)
Accretion of non-convertible preferred stock	—	(13,969)	—	(26,956)
Net loss attributable to common stockholders	$(32,225)	$(49,621)	$(78,589)	$(118,647)
Net loss per share, basic and diluted	$(0.35)	$(1.43)	$(0.86)	$(3.44)
Weighted-average shares used in computing net loss per share, basic and diluted	91,687,907	34,789,424	91,041,726	34,485,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Condensed Consolidated Statements of Non-Convertible Preferred Stock,

Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Three Months Ended July 31, 2025
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of April 30, 2025	77,236,670	$78	13,404,097	$13	$2,605,932	$(1,152,094)	1,453,929
Conversion of Class B to Class A common stock	85,340	—	(85,340)	—	—	—	—
Exercise of stock options	1,290,216	—	—	—	17,253	—	17,253
Settlement of restricted stock units	852,854	2	46,792	—	—	—	2
Stock-based compensation	—	—	—	—	50,455	—	50,455
Net loss	—	—	—	—	—	(32,225)	(32,225)
Balance as of July 31, 2025	79,465,080	$80	13,365,549	$13	$2,673,640	$(1,184,319)	$1,489,414

	Three Months Ended July 31, 2024
	Non-Convertible		Redeemable Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 30, 2024	250,000	$246,533	42,465,855	$1,395,878	34,837,169	$35	$416,675	$(922,675)	$(505,965)
Adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—
Issuance of common stock, acquisition consideration	—	—	—	—	—	—	—	—	—
Accretion of non-convertible preferred stock	—	13,969	—	—	—	—	(13,969)	—	(13,969)
Exercise of stock options	—		—	—	149,823	—	1,774	—	1,774
Settlement of restricted stock units	—	—	—	—	324,819	—	—	—	—
Shares repurchased for tax withholding on settlement of restricted stock units	—	—	—	—	(132,355)	—	(8,259)	—	(8,259)
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	—	—	45	—	45
Stock-based compensation	—	—	—	—	—	—	24,660	—	24,660
Net loss	—	—	—	—	—	—	—	(35,652)	(35,652)
Balance as of July 31, 2024	250,000	$260,502	42,465,855	$1,395,878	35,179,456	$35	$420,926	$(958,327)	$(537,366)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended July 31, 2025
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 31, 2025	76,644,240	$77	13,404,097	$13	$2,560,224	$(1,105,730)	1,454,584
Initial public offering costs incurred	—	—	—	—	(150)	—	(150)
Conversion of Class B to Class A common stock	85,340	—	(85,340)	—	—	—	—
Shares cancelled related to previously issued RSAs	(280)	—	—	—	—	—	—
Exercise of stock options	1,397,504	—	—	—	18,434	—	18,434
Settlement of restricted stock units	1,338,288	3	46,792	—	—	—	3
Shares repurchased for tax withholding on settlement of restricted stock units	(12)	—	—	—	—	—	—
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	30	—	30
Stock-based compensation	—	—	—	—	95,102	—	95,102
Net loss	—	—	—	—	—	(78,589)	(78,589)
Balance as of July 31, 2025	79,465,080	$80	13,365,549	$13	$2,673,640	$(1,184,319)	$1,489,414

	Six Months Ended July 31, 2024
	Non-Convertible		Redeemable Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 31, 2024	250,000	$233,546	42,465,855	$1,395,878	34,185,388	$34	$388,739	$(866,636)	$(477,863)
Adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—
Issuance of common stock, acquisition consideration	—	—	—	—	378,711	1	23,821	—	23,822
Accretion of non-convertible preferred stock	—	26,956	—	—	—	—	(26,956)	—	(26,956)
Exercise of stock options	—		—	—	276,778	—	3,214	—	3,214
Settlement of restricted stock units	—	—	—	—	556,265	—	—	—	—
Shares repurchased for tax withholding on settlement of restricted stock units	—	—	—	—	(217,686)	—	(13,565)	—	(13,565)
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	—	—	114	—	114
Stock-based compensation	—	—	—	—	—	—	45,559	—	45,559
Net loss	—	—	—	—	—	—	—	(91,691)	(91,691)
Balance as of July 31, 2024	250,000	$260,502	42,465,855	$1,395,878	35,179,456	$35	$420,926	$(958,327)	$(537,366)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2025	2024
Cash flows provided by operating activities
Net loss	$(78,589)	$(91,691)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	39,990	39,607
Amortization of deferred contract costs	6,940	5,393
Non-cash operating lease expense	2,758	3,407
Stock-based compensation expense	93,056	43,624
Loss on impairment and disposal of assets	8,260	30,274
Change in valuation of contingent consideration	—	(135)
Deferred income taxes	1,325	1,121
Amortization of debt issuance costs	248	127
Provision for credit losses	5,267	1,840
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	(12,692)	(11,083)
Prepaid expenses and other current assets	(8,546)	(3,354)
Deferred contract costs	(10,164)	(5,709)
Contract assets	(3,526)	(2,449)
Other assets	685	343
Accounts payable and other accrued expenses	2,933	283
Accrued personnel related expenses	(21,673)	(3,386)
Operating lease liabilities	(6,166)	(3,877)
Other liabilities	5,190	496
Deferred revenue	474	1,261
Net cash provided by operating activities	25,770	6,092
Cash flows used in investing activities
Capitalized internal-use software	(11,402)	(10,200)
Purchase of property and equipment	(2,402)	(1,801)
Acquisition of business, net of cash acquired	—	(1,184)
Net cash used in investing activities	(13,804)	(13,185)
Cash flows provided by (used in) financing activities
Payment of contingent consideration	—	(300)
Proceeds from exercise of stock options	18,436	3,214
Payment of debt arrangements	(537)	(900)
Payment of deferred initial public offering costs	(599)	(843)
Shares repurchased for tax withholding for the settlement of restricted stock units	—	(13,565)
Net cash provided by (used in) financing activities	17,300	(12,394)
Net change in cash, cash equivalents, and restricted cash	29,266	(19,487)
Cash, cash equivalents, and restricted cash
Beginning of period	442,846	148,863
End of period	$472,112	$129,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended July 31,
	2025	2024
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$3,779	$7,920
Cash paid for amounts included in the measurement of lease liabilities	$6,782	$6,937
Cash paid for income taxes	$360	$1,402
Tenant improvements received from lessor	$—	$1,127
Non-cash investing and financing activities:
Issuance of common stock in consideration for business acquisition	$—	$23,822
Capitalized internal-use software additions included in accrued expenses	$1,602	$1,429
Stock-based compensation capitalized in internal-use software	$2,046	$1,935
Property and equipment purchases included in accounts payable and accrued expenses	$75	$229
Reclassification from liabilities to additional paid-in capital upon vesting of early exercised stock options	$30	$114
Costs associated with initial public offering included in accrued expenses	$—	$4,159
Right-of-use assets obtained in exchange for lease obligation	$—	$1,217
Impact of lease modification	$486	$—
Accretion of non-convertible preferred stock	$—	$26,956
Reconciliation of cash, cash equivalents, and restricted cash within consolidated balance sheets:
Cash and cash equivalents	$471,485	$128,101
Restricted cash	$627	$1,275
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$472,112	$129,376

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

There have been no significant changes in accounting policies during the three and six months ended July 31, 2025 from those disclosed in the annual consolidated financial statements for the year ended January 31, 2025 and the related notes.

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

For the three and six months ended July 31, 2025 and 2024, the Company had no material other comprehensive income (loss) items. Accordingly, a separate statement of comprehensive loss has not been presented in these unaudited condensed consolidated financial statements.

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

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Concentrations of Risk

As of July 31, 2025 and January 31, 2025, receivables from a third-party processor used for customer payment and financing accounted for 24% and 22% of accounts receivable, respectively. Fees from a third-party processor represented approximately 14% of total revenue for both the three months ended July 31, 2025 and 2024, and 14% for both the six months ended July 31, 2025 and 2024.

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

Substantially all of the Company’s long-lived assets, consisting of property and equipment and right-of-use (“ROU”) assets, were concentrated in the United States as of July 31, 2025 and January 31, 2025. Long-lived assets outside the United States were not material as of July 31, 2025.

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

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Debt — Debt with Conversion and Other Options

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

Recent Accounting Pronouncements Not Yet Adopted

Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), requiring enhanced income tax disclosures. ASU 2023-09 requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. ASU 2023-09 also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and income tax expense or benefit from continuing operations disaggregated between federal, state, and foreign. The requirements of ASU 2023-09 are effective for annual periods beginning with the Company’s fiscal 2026. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact of the new guidance on the disclosure within its annual consolidated financial statements for fiscal 2026.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure, in the notes to the financial statements, of additional information about certain costs and expenses for interim and annual reporting periods. The amendments are effective beginning with the Company’s fiscal 2028 and interim periods beginning with the Company’s fiscal 2029 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the new guidance on the disclosure within its consolidated financial statements.

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual periods beginning with the Company’s fiscal 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance and does not expect a material impact on its financial statements and related disclosures.

3.
Revenue Recognition

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancellable contracts greater than one year that will be recognized as revenue in future periods. In nearly all cases, the Company’s subscription agreements (monthly, annual, or multi-year) renew automatically unless cancelled in advance, and the majority of auto-renewing contracts renew for one-year

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

terms rather than multi-year commitments. As of July 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $404.1 million, of which the Company expects to recognize approximately 53% as revenue in the next 12 months and substantially all of the remainder by July 31, 2028.

Remaining performance obligations exclude marketing automation usage-based fees, and payment and financing solution fees for which the Company applies the “right to invoice” practical expedient.

Disaggregated Revenue and Revenue by Geography

Disaggregated revenue were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Subscription	$174,753	$137,697	$337,470	$263,731
Usage	57,973	47,300	103,238	84,491
Platform revenue	232,726	184,997	440,708	348,222
Professional services and other	9,397	7,997	17,107	15,100
Total revenue	$242,123	$192,994	$457,815	$363,322

Substantially all of the Company’s revenue is concentrated in the United States. Revenue from customers outside of the United States, based on the billing address of the customer, comprised less than 5% of total revenue for each of the three and six months ended July 31, 2025 and 2024.

Deferred Revenue

The Company recognized revenue of $14.5 million and $12.0 million for the three months ended July 31, 2025 and 2024, respectively, which was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $15.5 million and $10.3 million for the six months ended July 31, 2025 and 2024, respectively, which was included in deferred revenue balances at the beginning of the respective periods. Substantially all of the $17.3 million of deferred revenue as of July 31, 2025 is expected to be fully recognized in the next 12 months.

Deferred Contract Costs

During the three months ended July 31, 2025 and 2024, the Company capitalized $4.4 million and $3.6 million of deferred contract costs, respectively. During the six months ended July 31, 2025 and 2024, the Company capitalized $10.2 million and $5.7 million of deferred contract costs, respectively. Amortization expense for the deferred contract costs included in sales and marketing expense in the unaudited condensed consolidated statements of operations was $3.6 million and $2.8 million for the three months ended July 31, 2025 and 2024, respectively, and $6.9 million and $5.4 million for the six months ended July 31, 2025 and 2024, respectively.

4.
Fair Value Measurements

Fair Value Measurements

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in thousands):

	As of July 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$456,001	$—	$—	$456,001
Total in cash and cash equivalents	$456,001	$—	$—	$456,001

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$427,792	$—	$—	$427,792
Total in cash and cash equivalents	$427,792	$—	$—	$427,792

The money market funds are considered Level 1 as fair value is based on market prices for identical assets.

As of July 31, 2025 and January 31, 2025, the fair value of the Company’s financial instruments included in current assets and current liabilities (including restricted cash, accounts receivable, accounts payable, and accrued expenses) approximated carrying value due to the short-term nature of such items.

As of July 31, 2025, the fair value of the Company’s outstanding debt approximated its carrying value. The fair value of debt was estimated using Level 2 inputs, based on interest rates available for similar instruments in the market.

There were no changes to the Company’s valuation techniques used to measure the fair value of assets and liabilities on a recurring basis during the six months ended July 31, 2025. There were no transfers of assets from Level 2 to Level 3 during the six months ended July 31, 2025 and 2024.

Certain assets, including goodwill, intangible assets and other long-lived assets are also subject to measurement at fair value on a nonrecurring basis using Level 3 measurements, but only when they are deemed to be impaired as a result of an impairment review. For the three months ended July 31, 2024 and six months ended July 31, 2025 and 2024, the Company recorded an impairment of long-lived assets of $10.1 million, $8.0 million and $30.2 million, respectively, to reduce the carrying value to estimated fair value (see Note 5). There was no impairment of long-lived assets during the three months ended July 31, 2025.

5.
Balance Sheet Components

Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	As of
	July 31, 2025	January 31, 2025
Prepaid software and subscriptions	$14,512	$14,742
Prepaid insurance	1,723	2,854
Prepaid user conference costs	4,091	236
Prepaid cloud hosting costs	6,215	2,650
Other	5,439	4,309
Total prepaid expenses	$31,980	$24,791

Internal-use Software

Internal-use software development costs were as follows (in thousands):

	As of
	July 31, 2025	January 31, 2025
Internal-use software development costs, gross	$92,890	$80,550
Less: Accumulated amortization	(54,908)	(44,775)
Internal-use software development costs, net	$37,982	$35,775

The Company capitalized internal-use software development costs of $6.5 million and $6.9 million for the three months ended July 31, 2025 and 2024, respectively, and $12.3 million and $12.2 million for the six months ended July 31, 2025 and 2024, respectively. Amortization expense for the capitalized internal-use software development costs included in platform cost of revenue was $5.1 million and $3.7 million for the three months ended July 31, 2025 and 2024, respectively and $10.1 million and

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

$6.8 million for the six months ended July 31, 2025 and 2024, respectively. Amortization did not begin on $3.6 million and $3.2 million of capitalized internal-use software development costs that were not yet ready for their intended use as of July 31, 2025 and January 31, 2025, respectively.

As of July 31, 2025, expected future amortization expense related to capitalized internal-use software development costs was as follows (in thousands):

Fiscal
2026 (remainder)	$10,346
2027	16,228
2028	9,653
2029	1,755
Total	$37,982

Property and Equipment, net

Property and equipment consisted of the following (in thousands, except years):

	As of
	July 31,	January 31,	Estimated Useful Lives
	2025	2025	in Years
Computer equipment	$15,973	$13,824	3
Office equipment	6,930	7,017	3
Furniture and fixtures	13,022	13,498	5
Leasehold improvements	59,418	64,935	3 to 7
Property and equipment, gross	95,343	99,274
Less: Accumulated depreciation	(49,699)	(42,607)
Total property and equipment, net	$45,644	$56,667

Depreciation expense was $3.7 million and $4.6 million for the three months ended July 31, 2025 and 2024, respectively, and $7.3 million and $9.8 million for the six months ended July 31, 2025 and 2024, respectively.

In the three months ended July 31, 2024 and six months ended July 31, 2025 and 2024, the Company ceased use of certain office space and determined to sublease such space for the remainder of the lease term, which resulted in the Company reassessing its asset groupings. The Company determined the office space asset groups, comprised primarily of a right of use (“ROU”) asset, the related leasehold improvements and other property and equipment, were impaired and recorded an aggregate impairment loss of $10.1 million, $8.0 million and $30.2 million for the three months ended July 31, 2024 and six months ended July 31, 2025 and 2024, respectively, to reduce the carrying value of the asset groups to their estimated fair value. The impairments resulted in a reduction of the ROU asset by $3.5 million, $1.9 million, and $10.2 million in the three months ended July 31, 2024 and six months ended July 31, 2025 and 2024, respectively, and leasehold improvements, furniture and fixtures and office equipment by $6.6 million, $6.1 million, and $20.0 million in the three months ended July 31, 2024 and six months ended July 31, 2025 and 2024, respectively. There was no impairment of long-lived assets during the three months ended July 31, 2025.

The impairments were recorded in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Platform cost of revenue	$—	$1,373	$960	$4,201
Professional services and other cost of revenue	—	675	751	1,993
Sales and marketing	—	1,784	1,765	5,433
Research and development	—	1,765	1,679	5,243
General and administrative	—	4,490	2,877	13,298
Total impairment	$—	$10,087	$8,032	$30,168

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The estimated fair value of the asset groups was determined by using a discounted cash flow method which is a non-recurring fair value measurement based on Level 3 inputs. Key inputs used in this estimate included projected sublease income and a discount rate which incorporated the risk of achievement associated with the forecast. Other than the aforementioned impairment losses, the Company did not recognize any other material impairment losses of long-lived assets for the three and six months ended July 31, 2025 and 2024.

Substantially all of the Company’s property and equipment, net, were concentrated in the United States as of July 31, 2025 and January 31, 2025.

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consisted of the following (in thousands):

	As of
	July 31, 2025	January 31, 2025
Trade payables	$8,446	$6,032
Non-income tax liabilities	13,060	16,371
Cloud hosting costs	6,892	4,920
Marketing and advertising costs	1,176	645
Accrued interest payable	633	632
Income taxes payable	578	765
Other	12,442	10,817
Total accounts payable and other accrued expenses	$43,227	$40,182

Accrued Personnel Related Expenses

Accrued personnel related expenses consisted of the following (in thousands):

	As of
	July 31, 2025	January 31, 2025
Payroll expenses	$20,473	$12,122
Accrued bonus	30,411	61,194
Commissions	6,495	6,844
Total accrued personnel related expenses	$57,379	$80,160

6.
Business Combination

Convex Labs Inc.

In April 2024, the Company acquired 100% of the outstanding equity of Convex Labs Inc. (“Convex”). The acquisition of Convex provides the Company additional tools to modernize the commercial services industry with data-driven solutions. The purchase price of $25.8 million consisted of 373,118 shares of the Company’s common stock, valued at $23.5 million, in addition to $2.3 million in cash. Of the 373,118 shares, the Company held back 41,959 shares of common stock, valued at $2.6 million at the acquisition date, to cover post-closing purchase price adjustments and potential indemnities which were released 15 months after the close of the acquisition.

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

Pro forma financial information for the three and six months ended July 31, 2024, and revenue and losses for the period post-acquisition have not been presented because such amounts are not material to the unaudited condensed consolidated financial statements.

The Company incurred transaction costs of $2.3 million related to the acquisition of Convex during fiscal 2025.

7.
Intangible Assets and Goodwill

Intangible Assets

The net book values of intangible assets were as follows (in thousands, except years):

	As of July 31, 2025
	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)
Customer relationships	$205,233	$(83,646)	$121,587	7.4
Developed technology	159,001	(88,944)	70,057	3.4
Trade names	6,683	(6,139)	544	0.7
Total	$370,917	$(178,729)	$192,188

	As of January 31, 2025
	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)
Customer relationships	$205,233	$(73,248)	$131,985	7.7
Developed technology	159,001	(77,210)	81,791	3.8
Trade names	6,683	(5,507)	1,176	1.1
Total	$370,917	$(155,965)	$214,952

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Amortization expense for intangible assets was as follows for the three and six months ended July 31, 2025 and 2024 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Platform cost of revenue	$5,533	$5,533	$11,066	$10,836
Professional services and other cost of revenue	334	334	668	1,118
Sales and marketing	5,515	5,606	11,030	11,056
Total	$11,382	$11,473	$22,764	$23,010

As of July 31, 2025, estimated future amortization expense related to the intangible assets is as follows (in thousands):

Fiscal
2026 (remainder)	$22,007
2027	37,690
2028	36,422
2029	33,921
2030	17,425
Thereafter	44,723
Total	$192,188

Goodwill

Goodwill was $845.8 million as of January 31, 2025 and remained unchanged as of July 31, 2025.

There was no impairment of goodwill during the six months ended July 31, 2025 and 2024.

8.
Debt Arrangements

In January 2023, the Company entered into a secured credit agreement with Wells Fargo Bank, N.A., as administrative and collateral agent, and certain lenders, that included (i) a term loan facility in an initial aggregate principal amount of $180.0 million and (ii) a revolving credit facility in an initial aggregate principal amount of $70.0 million. In September 2024, the Company entered into an amendment to the secured credit agreement (as amended, the “Credit Agreement”) that converted its existing term loan balance of $177.3 million and $70.0 million revolving credit facility to a term loan of $107.3 million (as amended, the “Term Loan”) and $140.0 million revolving credit facility (as amended, the “Revolver Facility”), effective October 1, 2024, such that, immediately post amendment, $107.3 million was outstanding on the Term Loan, $70.0 million was outstanding under the Revolver Facility, and $70.0 million was available for borrowing under the Revolver Facility. Subsequent to the IPO, the Company paid down the Revolver Facility resulting in no outstanding borrowings and $140.0 million available on the Revolver Facility as of July 31, 2025. The Credit Agreement contains the standard and customary covenants for agreements of this type, including various reporting, affirmative and negative covenants. Among other things, these covenants set forth minimum revenue thresholds and maintenance of minimum liquidity and certain limits to the Company’s and its subsidiaries’ ability to create or incur liens on assets, make acquisitions of or investments in businesses, engage in any material line of business substantially different from the Company’s current lines of business, incur additional indebtedness or contingent obligations, sell or dispose of assets, pay dividends and make loans or advances to employees.

The Credit Agreement will mature in January 2028 and bears interest at a floating rate at the Company’s option of either (i) a term Secured Overnight Financing Rate (“SOFR”) based rate for a specified interest period plus an applicable margin, which is initially 2.5% per annum and ranges from 2.25% to 3.00% per annum based on a ratio of outstanding debt to annual recurring revenue, or (ii) a base rate plus an applicable margin, which is initially 1.5% per annum and ranges from 1.25% to 2.0% per annum based on the ratio of total outstanding debt to annual recurring revenue. On the first day of each calendar quarter, the Company has been required to repay an aggregate principal amount equal to 0.25% of the aggregate original principal amount of the Term Loan, which repayment amount is approximately $0.3 million and began on January 1, 2025. The Revolver Facility will incur a 0.25% annual fee for undrawn amounts. The effective interest rate on the Loan Facility was 7.88% as of July 31, 2025.

The future payment on the Term Loan is as follows (in thousands):

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Fiscal
2026 (remainder)	$536
2027	1,073
2028	104,886
Total	$106,495

The Company was in compliance with all covenants as of July 31, 2025.

Long-term debt comprised the following (in thousands):

	As of
	July 31, 2025	January 31, 2025
Principal Term Loan balance outstanding	$106,495	$107,032
Less unamortized debt issuance costs	(1,697)	(1,945)
Less short-term portion	(1,073)	(1,073)
Total long term debt, net of issuance costs	103,725	104,014

The Company had unsecured letters of credit issued in the face amount of $0.6 million and $1.0 million outstanding as of July 31, 2025 and January 31, 2025, respectively.

9.
Commitments and Contingencies

Noncancellable Commitments

As of July 31, 2025, the Company had long-term noncancellable agreements related primarily to its cloud hosting arrangements in addition to marketing events and management consulting projects. The estimated payments by future period, which for certain cloud computing arrangements are based on estimated usage, are as follows (in thousands):

Fiscal
2026 (remainder)	$21,573
2027	60,359
2028	25,301
2029	1,126
Total	$108,359

Litigation

During the ordinary course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability.

As of July 31, 2025, the Company was not subject to any currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

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

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10.
Equity Incentive Plans

The Company has granted stock-based awards under a 2015 Stock Plan. In fiscal 2025, the Company established the 2024 Incentive Award Plan. Pursuant to the terms of the 2024 Incentive Award Plan, additional shares of common stock may “roll over” to the 2024 Incentive Award Plan in the event of the termination or lapse of stock options outstanding pursuant to the 2015 Stock Plan. As of July 31, 2025, there were 19,384,231 shares of common stock authorized and reserved for issuance under the 2024 Incentive Award Plan.

As of July 31, 2025, there were 16,796,744 shares of common stock available for future issuance under the 2024 Incentive Award Plan. The Company’s policy is to issue new shares upon exercise of stock options.

Additionally, the Company adopted an employee stock purchase program in fiscal 2025 (the “2024 ESPP”) that would allow eligible employees to purchase shares of the Company’s Class A common stock at periodic intervals using accumulated payroll deductions. As of July 31, 2025, there were 3,422,014 shares authorized under the 2024 ESPP. As of July 31, 2025, the first offering period under the 2024 ESPP had not commenced.

Fiscal 2025 Tender Offer

The Company presented a tender offer to employees who held stock options with exercise prices of $63.55 and above whereby the employees could exchange the options for restricted stock units (“RSUs”) at a ratio of one RSU for every two stock options. The tender offer window closed on May 15, 2024. As a result, 207,784 stock options with service-only vesting conditions were cancelled and exchanged for 103,888 RSUs. The replacement RSUs vest upon the satisfaction of both a performance and service condition, where the performance condition was satisfied upon the effectiveness of the IPO and the service condition is satisfied over a period of approximately two years from June 15, 2024, subject to the employee continuing to provide service to the Company through the date that is two weeks following the expiration of the restrictions on sales of common stock following the IPO, which was June 24, 2025 (the “RSU Release Date”). The exchange was accounted for as a modification and resulted in an incremental stock-based compensation charge of $1.3 million upon the effectiveness of the IPO in fiscal 2025 and $0.9 million to be recognized ratably over the remaining requisite service period ending June 15, 2026. In addition, as part of the fiscal 2025 tender offer, 36,000 stock options with revenue performance vesting conditions and an exercise price of $63.55 were exchanged for 18,000 RSUs and retained the same revenue performance condition, resulting in an incremental stock-based compensation charge of $0.2 million at the time of the close of the tender offer and $0.2 million to be recognized ratably through October 31, 2025.

Stock-based Compensation

The stock-based compensation expense by line item in the unaudited condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended July 31,
	2025			2024
	Option and RSU Grants	Co-Founder RSUs	Total	Option, RSU, and RSA Grants
Platform cost of revenue	$1,309	$—	$1,309	$1,303
Professional services and other cost of revenue	1,199	—	1,199	1,079
Sales and marketing	6,696	—	6,696	3,945
Research and development	11,770	—	11,770	9,543
General and administrative	14,815	13,518	28,333	7,815
Total stock-based compensation expense	$35,789	$13,518	$49,307	$23,685

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Six Months Ended July 31,
	2025			2024
	Option and RSU Grants	Co-Founder RSUs	Total	Option, RSU, and RSA Grants
Platform cost of revenue	$2,533	$—	$2,533	$2,382
Professional services and other cost of revenue	2,417	—	2,417	1,901
Sales and marketing	11,848	—	11,848	7,413
Research and development	22,780	—	22,780	16,999
General and administrative	26,889	26,589	53,478	14,929
Total stock-based compensation expense	$66,467	$26,589	$93,056	$43,624

Stock Options with Service-Only Conditions

Activity for stock options that contain service only vesting conditions was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Options	Price	(years)
Outstanding as of January 31, 2025	5,806,607	$14.67	5.10
Granted	—	$—
Exercised	(1,376,744)	$13.17
Cancelled/Forfeited	(9,975)	$36.21
Outstanding as of July 31, 2025	4,419,888	$15.09	4.78
Exercisable as of July 31, 2025	4,306,368	$15.09	4.76

Total unrecognized compensation cost related to stock options with service only vesting conditions as of July 31, 2025 was $5.1 million, which is expected to be recognized over a remaining weighted average period of approximately 0.7 years.

Stock Options with Performance Conditions

Stock option activity for awards with performance or market vesting conditions consisted of the following:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Options	Price	(years)
Outstanding as of January 31, 2025	800,248	$13.64	5.92
Granted	—	$—
Exercised	(20,760)	$14.32
Cancelled/Forfeited	—	$—
Outstanding as of July 31, 2025	779,488	$13.62	5.34

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of July 31, 2025, the Co-founders held options to purchase 340,676 shares of Class B common stock that vest upon the satisfaction of both a service and performance condition. The performance condition was satisfied upon the effectiveness of the IPO in fiscal 2025 and the service condition will be satisfied over a four-year period commencing on the IPO date with 25% vesting one year from the date of the IPO and the remainder vesting monthly thereafter. The awards expire ten years from issuance. The Company recognized less than $0.1 million and $0.1 million of stock-based compensation expense in the three and six months ended July 31, 2025, respectively, and unrecognized stock-based compensation expense for these stock options was $0.3 million as of July 31, 2025.

As of July 31, 2025, the Company had stock options outstanding to purchase 128,687 shares of Class A common stock that vest upon the satisfaction of both a service and performance condition. The performance condition was satisfied upon the effectiveness of the IPO in fiscal 2025 and the service condition will be satisfied over a one-year period commencing one year from the date of the IPO. The awards expire ten years from issuance. The Company recognized $0.6 million and $0.9 million in the three and six months ended July 31, 2025, respectively, and unrecognized stock-based compensation expense for these stock options was $1.0 million as of July 31, 2025.

As of July 31, 2025, the Company had 310,125 stock options outstanding to purchase shares of Class A common stock that cliff vest upon the achievement of a performance condition of either (i) a revenue target, provided that the target is met before the end of fiscal 2026, or (ii) at the discretion of the audit committee of the board of directors of the Company, a trailing 12 month revenue target commensurate with a specified annual recurring revenue threshold, and the employees providing continuous service to the Company through the date the performance condition is met. At the end of fiscal 2024, the Company concluded it was probable that the Company would attain the revenue target in fiscal 2026. For the three and six months ended July 31, 2025, the Company recognized stock-based compensation expense associated with these stock options of $2.5 million and $3.5 million, respectively. Based on the Company’s actual revenue recognized during the trailing 12-month period, the audit committee of the board of directors certified that the revenue target performance condition related to these stock options was determined to be met as of July 31, 2025 and, as a result, there was no remaining unrecognized stock-based compensation expense for these stock options as of July 31, 2025.

RSUs with Service-Only Conditions

RSUs subject to service-only vesting condition requirements consisted of the following:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 31, 2025	4,142,583	$66.31
Granted	2,588,624	$119.78
Released	(938,957)	$66.12
Forfeited	(503,371)	$81.68
Unvested as of July 31, 2025	5,288,879	$90.17

Total unrecognized stock-based compensation expense related to RSUs with service-only conditions as of July 31, 2025 was $445.7 million which is expected to be recognized over a remaining weighted average period of approximately 3.3 years.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

RSUs with Performance Conditions or Market Conditions

RSU activity for awards with performance or market vesting conditions consisted of the following:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 31, 2025	7,934,292	$44.03
Granted	—	$—
Released	(446,123)	$58.05
Forfeited	(123,727)	$52.00
Unvested as of July 31, 2025	7,364,442	$43.05

As of July 31, 2025, the Company had 16,813 RSUs outstanding that cliff vest upon the achievement of a performance condition of either (i) a revenue target provided that target is met before the end of fiscal 2026 or (ii) at the discretion of the audit committee of the board of directors, a trailing 12-month revenue target commensurate with a specified annual recurring revenue threshold, and the employees providing continuous service to the Company through the date the performance condition is met. At the end of fiscal 2024, the Company concluded it was probable that the Company would attain the revenue target in fiscal 2026. During the three and six months ended July 31, 2025, the Company recognized a credit to stock-based compensation expense related to these awards of $0.8 million and $0.7 million, respectively, primarily attributable to forfeitures resulting from employee terminations and the accounting impact of modifications to certain equity awards. Based on the Company’s actual revenue recognized during the trailing 12-month period, the audit committee of the board of directors certified that the revenue target performance condition related to these RSUs was determined to be met as of July 31, 2025 and, as a result, there was no remaining unrecognized stock-based compensation expense for these RSUs as of July 31, 2025. These RSUs were settled in Class A common stock upon vesting.

As of July 31, 2025, the Company had 731,249 RSUs outstanding that vest upon the satisfaction of both a performance and service condition, where the performance condition was satisfied upon the effectiveness of the IPO and the service condition is satisfied over a period of approximately four years from the date of grant subject to the employee continuing to provide service to the Company through the RSU Release Date. In addition, the Company had 76,859 RSUs outstanding that vest upon the satisfaction of a performance and a service condition, where the performance condition was satisfied upon the completion of the IPO and the service condition will be satisfied over four quarterly periods commencing approximately one year after the date of the IPO. During the three and six months ended July 31, 2025, the Company recognized stock-based compensation expense of $3.4 million and $9.8 million, respectively, related to these awards and unrecognized stock-based compensation expense for these RSUs was $20.3 million as of July 31, 2025. These RSUs are to be settled in Class A common stock upon vesting.

As a result of the fiscal 2025 tender offer, the Company had 47,987 RSUs outstanding as of July 31, 2025 that vest upon the satisfaction of both a two-year service condition and a performance condition where the performance condition was satisfied upon the effectiveness of the IPO and the service condition is satisfied over a period of approximately two years from the date the tender offer closed, subject to the employee continuing to provide service to the Company through the RSU Release Date. During the three and six months ended July 31, 2025, the Company recognized stock-based compensation expense of $0.2 million and $0.4 million, respectively, related to these awards and unrecognized stock-based compensation expense for these RSUs was $0.3 million as of July 31, 2025. These RSUs are to be settled in Class A common stock upon vesting.

In October 2024, the Company granted each of the Co-Founders an award of 3,241,544 performance-based RSUs (“Co-Founder RSUs”). Each performance-based RSU represents the right to be issued a share of Class B common stock following vesting. The performance-based RSUs vest on or after 180 days following the completion of an initial public offering based on achieving volume weighted-average closing trading prices of the Company’s common stock over a six-month or 90-day period, as applicable, ranging from $140.00 per share to $440.00 per share (the “stock price hurdle”), subject to the Co-Founders being employed as Chief Executive Officer, co-Chief Executive Officer or President as of the vesting date. Any RSUs for which the applicable stock price hurdle has not been achieved on or before October 21, 2034 will automatically be forfeited. The Company’s estimate of the grant date fair value of these RSUs of $263.6 million was estimated using a Monte Carlo simulation model that incorporates the likelihood of achieving the stock price hurdles. The Company commenced recognition of stock-based compensation expense upon completion of the IPO in fiscal 2025 over the estimated weighted-average derived service period of approximately five years. During the three and six months ended July 31, 2025, the Company recognized stock-based compensation expense of $13.5 million and $26.6 million, respectively, related to these awards. Unrecognized stock-based

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

compensation expense for these RSUs was $222.0 million as of July 31, 2025 and is expected to be recognized over the remaining derived service period for each stock price hurdle tranche, unless the stock price hurdle is achieved prior to the end of derived service period in which case the expense for that stock price hurdle will be accelerated. As of July 31, 2025, the weighted average remaining derived service period for these RSUs was 4.3 years. These RSUs are to be settled in Class B common stock upon vesting.

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

12.
Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net loss	$(32,225)	$(35,652)	$(78,589)	$(91,691)
Accretion of non-convertible preferred stock	—	(13,969)	—	(26,956)
Net loss attributable to common stockholders	$(32,225)	$(49,621)	$(78,589)	$(118,647)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	91,687,907	34,789,424	91,041,726	34,485,622
Net loss per share, basic and diluted	$(0.35)	$(1.43)	$(0.86)	$(3.44)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders as of July 31, 2025 and 2024 because including them would have been anti-dilutive:

	As of July 31,
	2025	2024
Redeemable convertible preferred stock	—	42,465,855
Stock options with service-only conditions	4,419,888	6,207,303
Unvested RSUs with service-only conditions	5,288,879	3,980,262
Stock options with performance or market conditions	779,488	1,140,924
Unvested early exercise of options	31,754	40,088
Unvested RSAs with service-only conditions	—	39,872
Acquisition indemnity shares withheld	—	41,959
Unvested RSUs with performance conditions	7,364,442	1,519,746

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

Our platform enables impactful outcomes for our customers, including accelerating revenue and driving operational efficiency, all while improving the experience for both end customers and contractors. As customers experience the significant business acceleration benefits of our platform, we have often observed our customers hire more technicians, increase gross transaction volume (“GTV”), representing total dollars invoiced by our customers to end customers through our platform, and adopt more add-on products. Increased customer adoption of our platform leads to further data and insights, allowing us to build more differentiated features and address opportunities in new trades, use cases and customer subsegments. All of this allows us to drive more growth and efficiency for customers, delivering outsized return on investment (“ROI”), in our products. For the three and six months ended July 31, 2025, we processed $22.9 billion and $40.7 billion of GTV, respectively, and for the three and six months ended July 31, 2024, we processed $19.2 billion and $33.7 billion of GTV, respectively.

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

Retain and Expand Our Existing Customer Relationships

Our ability to retain and increase the revenue we earn from existing customers is a key driver of our future business performance and depends on our customers renewing their subscriptions to our platform, expanding their number of users, increasing their usage of existing solutions and adopting additional products, driven by the three key strategies described below. We have observed that as customers experience the significant business acceleration benefits of our platform, they typically not only remain on our platform but also often hire more technicians and adopt more of our products. Our ability to retain and expand customer relationships is evidenced by our net dollar retention rate, which was over 110% for the three months ended July 31, 2025.1

Retain Our Customers. Our customer relationship begins with a thorough onboarding process. Then, our customers deploy our platform end-to-end across their entire organization, meaning the ServiceTitan platform powers their workflows and is the primary interface used by their employees. As a result, we become deeply embedded as the operating system that powers our customers’ businesses. Over time, our Customer Success Management teams work closely with our customers to assist them in fully utilizing our platform.

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

We offer tiered subscription plans for our Core and Pro products with varying contract lengths. Pursuant to these subscription contracts our customers do not have the ability to take possession of our proprietary software. For new customers, we primarily enter into either annual or multi-year subscription agreements with contract terms typically ranging from 12 to 36 months; however, certain Pro product and legacy customers are on month-to-month contracts. In nearly all cases, these contracts (monthly, annual, or multi-year) are renewed automatically unless cancelled in advance, and the majority of our auto-renewing contracts renew for one-year terms rather than multi-year commitments. We generally bill our customers on a monthly basis in advance of services, regardless of contract term. In some cases for certain products, the customer is billed in arrears. Pricing for these subscriptions are driven by the features included in the package and are linked to the size of the customer’s business, generally based on the number of field technicians at the customer but in some cases directly tied to the number of end customers or the customer’s revenue. In this way, our success is linked to the growth of our customers.

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

Included in U.S. H.R. 1 (119th Congress), which was signed into law in July 2025, are certain changes to the Internal Revenue Code including, but not limited to, deductions for domestic research and development expenditures and federal bonus depreciation. As the legislation was enacted within the six months ended July 31, 2025, we have considered and reflected the impacts on the condensed consolidated financial statements. Due to our current year loss before income taxes and valuation allowance, the legislation did not have a material impact on the condensed consolidated financial statements for the six months ended July 31, 2025, nor is it expected to have a material impact on the condensed consolidated financial statements for the full fiscal year.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Platform	$232,726	$184,997	$440,708	$348,222
Professional services and other	9,397	7,997	17,107	15,100
Total revenue	242,123	192,994	457,815	363,322
Cost of revenue:
Platform	51,991	49,236	102,028	96,993
Professional services and other	18,783	16,932	36,042	33,523
Total cost of revenue	70,774	66,168	138,070	130,516
Gross profit	171,349	126,826	319,745	232,806
Operating expenses:
Sales and marketing	69,544	58,218	138,767	115,819
Research and development	73,065	62,449	142,205	121,062
General and administrative	63,512	38,769	123,081	81,963
Total operating expenses	206,121	159,436	404,053	318,844
Loss from operations	(34,772)	(32,610)	(84,308)	(86,038)
Other income (expense), net
Interest expense	(2,057)	(4,222)	(4,092)	(8,350)
Interest income	4,783	1,654	9,723	3,350
Other income (expense), net	185	(17)	686	210
Total other income (expense), net	2,911	(2,585)	6,317	(4,790)
Loss before income taxes	(31,861)	(35,195)	(77,991)	(90,828)
Provision for income taxes	364	457	598	863
Net loss	$(32,225)	$(35,652)	$(78,589)	$(91,691)

Comparison of the Three Months Ended July 31, 2025 and 2024

Revenue

	Three Months Ended July 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Revenue
Platform	$232,726	$184,997	$47,729	26%
Professional services and other	9,397	7,997	1,400	18%
Total revenue	$242,123	$192,994	$49,129	25%

Platform revenue increased by $47.7 million, or 26%, for the three months ended July 31, 2025, compared to the three months ended July 31, 2024. This increase was primarily driven by subscription revenue, which increased by $37.1 million, or 27%, for the three months ended July 31, 2025, compared to the three months ended July 31, 2024. In addition, revenue from our usage-based products increased by $10.7 million, or 23%, for the three months ended July 31, 2025, compared to the three months ended July 31, 2024. This increase was primarily driven by increases in gross transaction volume and higher earn rate generated on that volume.

Professional services and other revenue increased by $1.4 million, or 18%, for the three months ended July 31, 2025, compared to the three months ended July 31, 2024. This increase was primarily driven by a higher volume of services performed.

Cost of Revenue

	Three Months Ended July 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Cost of revenue
Platform	$51,991	$49,236	$2,755	6%
Professional services and other	18,783	16,932	1,851	11%
Total cost of revenue	$70,774	$66,168	$4,606	7%
Gross profit	$171,349	$126,826
Platform gross margin	77.7%	73.4%
Professional services and other gross margin	(99.9)%	(111.7)%
Total gross margin	70.8%	65.7%

Platform cost of revenue increased by $2.8 million, or 6%, for the three months ended July 31, 2025, compared to the three months ended July 31, 2024. The increase was primarily due to a $3.4 million increase in costs to deliver our Core, Pro, and FinTech products driven by the increase in our subscription and usage-based revenue and a $1.4 million increase in amortization of capitalized internally developed software. These increases were partially offset by a decrease of $1.4 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use. In addition, personnel-related costs decreased $0.4 million primarily due to the shift in the roles of our customer success function to sales and marketing activities at the beginning of fiscal 2026. Platform gross margin increased to 77.7% for the three months ended July 31, 2025, compared to 73.4% for the three months ended July 31, 2024, primarily due to the shift of certain customer success costs to sales and marketing, a decrease in impairment losses on operating lease assets and related property and equipment and improved efficiencies in delivering our platform at scale.

Professional services and other cost of revenue increased by $1.9 million, or 11%, for the three months ended July 31, 2025, compared to the three months ended July 31, 2024. The increase was primarily due to an increase of $2.8 million in personnel-related costs driven by an increase in headcount. This increase was partially offset by a decrease of $0.7 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use and a decrease of $0.5 million in third-party consulting costs. Professional services and other gross margin improved to (99.9)% for the three months ended July 31, 2025, compared to (111.7)% for the three months ended July 31, 2024, primarily due to cost savings from reduced third-party professional services fees.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended July 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Sales and marketing expense	$69,544	$58,218	$11,326	19%
Sales and marketing expense as a percentage of revenue	29%	30%

Sales and marketing expense increased by $11.3 million, or 19%, for the three months ended July 31, 2025, compared to the three months ended July 31, 2024. The increase in sales and marketing expense was primarily driven by an increase of $12.3 million in personnel-related costs, which included a $2.8 million increase in stock-based compensation expense, driven by an increase in headcount and, beginning in fiscal 2026, we shifted the roles of our customer success function to focus on both customer retention and customer expansion, and as a result, certain customer success costs are now being recorded in sales and marketing. In addition, there was an increase in marketing and advertising costs of $1.0 million for the three months ended July 31, 2025, compared to the three months ended July 31, 2024. These increases were partially offset by a decrease of $1.8 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use.

Research and Development Expense

	Three Months Ended July 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Research and development expense	$73,065	$62,449	$10,616	17%
Research and development expense as a percentage of revenue	30%	32%

Research and development expense increased by $10.6 million, or 17%, for the three months ended July 31, 2025, compared to the three months ended July 31, 2024. The increase in research and development expense was primarily driven by an increase of $12.5 million in personnel-related costs, which included $2.2 million increase in stock-based compensation expense, driven by an increase in headcount. These increases were partially offset by a decrease of $1.8 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use.

General and Administrative Expense

	Three Months Ended July 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
General and administrative expense	$63,512	$38,769	$24,743	64%
General and administrative expense as a percentage of revenue	26%	20%

General and administrative expense increased by $24.7 million, or 64%, for the three months ended July 31, 2025, compared to the three months ended July 31, 2024. The increase in general and administrative expense was primarily driven by a $24.5 million increase in personnel-related costs primarily driven by an increase of $20.5 million in stock-based compensation. The increase in stock-based compensation includes $13.5 million related to performance-based RSUs granted to our Co-Founders in October 2024. Additionally, there was an increase of $3.0 million in third-party consulting costs related to legal, consulting and audit services. These increases were partially offset by a decrease of $4.5 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use.

Other Income (Expense), Net

	Three Months Ended July 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Other income (expense), net	$2,911	$(2,585)	$5,496	(213)%

Other income, net, was $2.9 million for the three months ended July 31, 2025, compared to other expense, net, of $2.6 million for the three months ended July 31, 2024. The increase was primarily due to a $3.1 million increase in interest income due to a higher cash balance as well as a decrease in interest expense of $2.2 million due to a lower debt balance in the three months ended July 31, 2025 resulting from the repayment of all amounts outstanding under our Revolver Facility that occurred in January 2025.

Provision for Income Taxes

	Three Months Ended July 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Provision for income taxes	$364	$457	$(93)	(20)%

Our provision for income taxes decreased by $0.1 million, or 20%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024. The change was primarily driven by the variability in the income (loss) before income taxes of our foreign subsidiaries and their related tax effects.

Comparison of the Six Months Ended July 31, 2025 and 2024

Revenue

	Six Months Ended July 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Revenue
Platform	$440,708	$348,222	$92,486	27%
Professional services and other	17,107	15,100	2,007	13%
Total revenue	$457,815	$363,322	$94,493	26%

Platform revenue increased by $92.5 million, or 27%, for the six months ended July 31, 2025, compared to the six months ended July 31, 2024. This increase was primarily driven by subscription revenue, which increased by $73.7 million, or 28%, for the six months ended July 31, 2025, compared to the six months ended July 31, 2024. In addition, revenue from our usage-based products increased by $18.7 million, or 22%, for the six months ended July 31, 2025, compared to the six months ended July 31, 2024. This increase was primarily driven by increases in gross transaction volume and higher earn rate generated on that volume.

Professional services and other revenue increased by $2.0 million, or 13%, for the six months ended July 31, 2025, compared to the six months ended July 31, 2024. This increase was primarily driven by a higher volume of services performed.

Cost of Revenue

	Six Months Ended July 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Cost of revenue
Platform	$102,028	$96,993	$5,035	5%
Professional services and other	36,042	33,523	2,519	8%
Total cost of revenue	$138,070	$130,516	$7,554	6%
Gross profit	$319,745	$232,806
Platform gross margin	76.8%	72.1%
Professional services and other gross margin	(110.7)%	(122.0)%
Total gross margin	69.8%	64.1%

Platform cost of revenue increased by $5.0 million, or 5%, for the six months ended July 31, 2025, compared to the six months ended July 31, 2024. The increase was primarily due to a $8.1 million increase in costs to deliver our Core, Pro, and FinTech products driven by the increase in our subscription and usage-based revenue and a $3.0 million increase in amortization of capitalized internally developed software. These increases were partially offset by a decrease of $3.2 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use. In addition, personnel-related costs decreased $1.5 million primarily, due to the shift in the roles of our customer success function to sales and marketing activities at the beginning of fiscal 2026, and depreciation expense decreased by $0.8 million. Platform gross margin increased to 76.8% for the six months ended July 31, 2025, compared to 72.1% for the six months ended July 31, 2024, primarily due to the shift of certain customer success costs to sales and marketing, a decrease in impairment losses on operating lease assets and related property and equipment, and improved efficiencies in delivering our platform at scale.

Professional services and other cost of revenue increased by $2.5 million, or 8%, for the six months ended July 31, 2025, compared to the six months ended July 31, 2024. The increase was primarily due to an increase of $5.3 million in personnel-related costs driven by an increase in headcount. This increase was partially offset by a decrease of $1.2 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use, a decrease of $1.2 million in third-party consulting costs and a decrease of $0.5 million in amortization costs due to the acceleration of amortization certain acquired intangible assets in the prior year. Professional services and other gross margin improved to (110.7)% for the six months ended July 31, 2025, compared to (122.0)% for the six months ended July 31, 2024, cost savings from reduced third-party professional services fees.

Operating Expenses

Sales and Marketing Expense

	Six Months Ended July 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Sales and marketing expense	$138,767	$115,819	$22,948	20%
Sales and marketing expense as a percentage of revenue	30%	32%

Sales and marketing expense increased by $22.9 million, or 20%, for the six months ended July 31, 2025, compared to the six months ended July 31, 2024. The increase in sales and marketing expense was primarily driven by an increase of $22.5 million in personnel-related costs, which included a $4.4 million increase in stock-based compensation expense related to new equity granted as part of our annual performance cycle, as well as expense associated with equity awards that began vesting upon the successful completion of our IPO. Additionally, beginning in fiscal 2026, we shifted the roles of our customer success function to focus on both customer retention and customer expansion, and as a result, certain customer success costs are now being recorded in sales and marketing. In addition, there was an increase of $3.8 million in marketing and advertising costs for the six months ended July 31, 2025, compared to the six months ended July 31, 2024. These increases were partially offset by a decrease of $3.7 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use.

Research and Development Expense

	Six Months Ended July 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Research and development expense	$142,205	$121,062	$21,143	17%
Research and development expense as a percentage of revenue	31%	33%

Research and development expense increased by $21.1 million, or 17%, for the six months ended July 31, 2025, compared to the six months ended July 31, 2024. The increase in research and development expense was primarily driven by an increase of $24.4 million in personnel-related costs, which included a $5.8 million increase in stock-based compensation expense, driven by an increase in headcount, and an increase of $1.3 million in infrastructure and server costs. These increases were partially offset by a decrease of $3.6 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use and a decrease of $1.0 million in restructuring charges.

General and Administrative Expense

	Six Months Ended July 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
General and administrative expense	$123,081	$81,963	$41,118	50%
General and administrative expense as a percentage of revenue	27%	23%

General and administrative expense increased by $41.1 million, or 50%, for the six months ended July 31, 2025, compared to the six months ended July 31, 2024. The increase in general and administrative expense was primarily driven by a $45.5 million increase in personnel-related costs primarily driven by an increase of $38.5 million in stock-based compensation. The increase in stock-based compensation includes $26.6 million related to performance-based RSUs granted to our Co-Founders in October 2024. The remainder of the increase reflected new awards issued as part of our annual performance cycle and expense associated with equity awards that began vesting upon the successful completion of our IPO. Additionally, there was an increase of $3.7 million in third-party consulting costs related to legal, consulting and audit services, and our allowance for credit losses increased $3.2 million for the six months ended July 31, 2025, compared to the six months ended July 31, 2024 as we further integrated acquired businesses and aligned our processes. These increases were partially offset by a decrease of $10.4 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use. Additionally, the six months ended July 31, 2024 included acquisition-related costs of $1.8 million.

Other Income (Expense), Net

	Six Months Ended July 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Other income (expense), net	$6,317	$(4,790)	$11,107	(232)%

Other income, net, was $6.3 million for the six months ended July 31, 2025, compared to other expense, net, of $4.8 million for the six months ended July 31, 2024. The increase was primarily due to a $6.4 million increase in interest income due to a higher cash balance as well as a decrease in interest expense of $4.3 million due to a lower debt balance in the six months ended July 31, 2025 resulting from the repayment of all amounts outstanding under our Revolver Facility that occurred in January 2025.

Provision for Income Taxes

	Six Months Ended July 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Provision for income taxes	$598	$863	$(265)	(31)%

Our provision for income taxes decreased by $0.3 million, or 31%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024. The change was primarily driven by a decrease in certain state taxes for the six months ended July 31, 2025.

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
•
Restructuring charges. To better align our strategic priorities with our investments, we have periodically implemented workforce reductions. In connection with these reductions, we have incurred employee-related expenses including severance and other termination benefits. We excluded these charges when assessing our actual performance and when budgeting, planning and forecasting future periods.
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

The following table reflects the reconciliation of GAAP gross profit to non-GAAP gross profit and GAAP gross margin to non-GAAP gross margin for the periods presented:

	Platform		Professional Services and Other		Total
	Three Months Ended July 31,		Three Months Ended July 31,		Three Months Ended July 31,
	2025	2024	2025	2024	2025	2024
	(in thousands)
GAAP gross profit	$180,735	$135,761	$(9,386)	$(8,935)	$171,349	$126,826
Stock-based compensation expense and related employer payroll taxes	1,484	1,385	1,364	1,137	2,848	2,522
Amortization of acquired intangible assets	5,533	5,533	334	334	5,867	5,867
Loss on operating lease assets	—	1,373	—	675	—	2,048
Non-GAAP gross profit	$187,752	$144,052	$(7,688)	$(6,789)	$180,064	$137,263

	Platform		Professional Services and Other		Total
	Three Months Ended July 31,		Three Months Ended July 31,		Three Months Ended July 31,
	2025	2024	2025	2024	2025	2024
GAAP gross margin	77.7%	73.4%	(99.9)%	(111.7)%	70.8%	65.7%
Stock-based compensation expense and related employer payroll taxes	0.6%	0.7%	14.5%	14.2%	1.2%	1.3%
Amortization of acquired intangible assets	2.4%	3.0%	3.6%	4.2%	2.4%	3.0%
Loss on operating lease assets	0.0%	0.7%	0.0%	8.4%	0.0%	1.1%
Non-GAAP gross margin*	80.7%	77.9%	(81.8)%	(84.9)%	74.4%	71.1%

	Platform		Professional Services and Other		Total
	Six Months Ended July 31,		Six Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024	2025	2024
	(in thousands)
GAAP gross profit	$338,680	$251,229	$(18,935)	$(18,423)	$319,745	$232,806
Stock-based compensation expense and related employer payroll taxes	2,882	2,527	2,748	2,006	5,630	4,533
Amortization of acquired intangible assets	11,066	10,836	668	1,118	11,734	11,954
Restructuring charges	—	386	—	129	—	515
Loss on operating lease assets	960	4,201	751	1,993	1,711	6,194
Non-GAAP gross profit	$353,588	$269,179	$(14,768)	$(13,177)	$338,820	$256,002

	Platform		Professional Services and Other		Total
	Six Months Ended July 31,		Six Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024	2025	2024
GAAP gross margin	76.8%	72.1%	(110.7)%	(122.0)%	69.8%	64.1%
Stock-based compensation expense and related employer payroll taxes	0.7%	0.7%	16.1%	13.3%	1.2%	1.2%
Amortization of acquired intangible assets	2.5%	3.1%	3.9%	7.4%	2.6%	3.3%
Restructuring charges	0.0%	0.1%	0.0%	0.9%	0.0%	0.1%
Loss on operating lease assets	0.2%	1.2%	4.4%	13.2%	0.4%	1.7%
Non-GAAP gross margin*	80.2%	77.3%	(86.3)%	(87.3)%	74.0%	70.5%

* Totals may not foot due to rounding.

Non-GAAP Sales and Marketing Expense

We define non-GAAP sales and marketing expense as GAAP sales and marketing expense excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, restructuring charges and loss on operating lease assets.

The following table reflects the reconciliation of GAAP sales and marketing expense to non-GAAP sales and marketing expense for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
GAAP sales and marketing expense	$69,544	$58,218	$138,767	$115,819
Stock-based compensation expense and related employer payroll taxes	(7,694)	(4,069)	(13,262)	(7,644)
Amortization of acquired intangible assets	(5,515)	(5,606)	(11,030)	(11,056)
Restructuring charges	—	—	—	(292)
Loss on operating lease assets	—	(1,784)	(1,765)	(5,433)
Non-GAAP sales and marketing expense	$56,335	$46,759	$112,710	$91,394

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

The following table reflects the reconciliation of GAAP research and development expense to non-GAAP research and development expense for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
GAAP research and development expense	$73,065	$62,449	$142,205	$121,062
Stock-based compensation expense and related employer payroll taxes	(12,703)	(9,851)	(24,966)	(17,609)
Acquisition-related items	—	(250)	—	(250)
Restructuring charges	—	—	—	(991)
Loss on operating lease assets	—	(1,765)	(1,679)	(5,243)
Non-GAAP research and development expense	$60,362	$50,583	$115,560	$96,969

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

The following table reflects the reconciliation of GAAP general and administrative expense to non-GAAP general and administrative expense for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
GAAP general and administrative expense	$63,512	$38,769	$123,081	$81,963
Stock-based compensation expense and related employer payroll taxes	(15,830)	(7,964)	(28,477)	(15,192)
Stock-based compensation expense - Co-Founders performance based RSUs	(13,518)	—	(26,589)	—
Acquisition-related items	—	127	—	(1,927)
Restructuring charges	—	—	—	(698)
Loss on operating lease assets	—	(4,490)	(2,877)	(13,298)
Non-GAAP general and administrative expense	$34,164	$26,442	$65,138	$50,848

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

The following table reflects the reconciliation of GAAP loss from operations to non-GAAP income from operations and GAAP operating margin to non-GAAP operating margin for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
GAAP loss from operations	$(34,772)	$(32,610)	$(84,308)	$(86,038)
Stock-based compensation expense and related employer payroll taxes	39,075	24,406	72,335	44,978
Stock-based compensation expense - Co-Founders performance based RSUs	13,518	—	26,589	—
Amortization of acquired intangible assets	11,382	11,473	22,764	23,010
Restructuring charges	—	—	—	2,496
Acquisition-related items	—	123	—	2,177
Loss on operating lease assets	—	10,087	8,032	30,168
Non-GAAP income from operations	$29,203	$13,479	$45,412	$16,791

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
GAAP operating margin	(14.4)%	(16.9)%	(18.4)%	(23.7)%
Stock-based compensation expense and related employer payroll taxes	16.1%	12.6%	15.8%	12.4%
Stock-based compensation expense - Co-Founders performance based RSUs	5.6%	0.0%	5.8%	0.0%
Amortization of acquired intangible assets	4.7%	5.9%	5.0%	6.3%
Restructuring charges	0.0%	0.0%	0.0%	0.7%
Acquisition-related items	0.0%	0.1%	0.0%	0.6%
Loss on operating lease assets	0.0%	5.2%	1.8%	8.3%
Non-GAAP operating margin*	12.1%	7.0%	9.9%	4.6%

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
GAAP net loss	$(32,225)	$(35,652)	$(78,589)	$(91,691)
Stock-based compensation expense and related employer payroll taxes	39,075	24,406	72,335	44,978
Stock-based compensation expense - Co-Founders performance based RSUs	13,518	—	26,589	—
Amortization of acquired intangible assets	11,382	11,473	22,764	23,010
Restructuring charges	—	—	—	2,496
Acquisition-related items	—	123	—	2,177
Loss on operating lease assets	—	10,087	8,032	30,168
Income tax effects related to the above adjustments (1)	1,095	(420)	(389)	(909)
Non-GAAP net income	$32,845	$10,017	$50,742	$10,229

(1) This amount represents adjustments for the current and deferred income tax effects on non-GAAP net income for the impact of the non-GAAP adjustments above.

Free Cash Flow

We define free cash flow, a non-GAAP measure, as GAAP net cash provided by operating activities less cash used for investing activities for capitalized internal use software and less cash paid for purchases of, and deposits for, property and equipment. We believe that free cash flow is a meaningful indicator of our sources of liquidity and capital requirements that provides information to management and investors in evaluating the cash flow trends of our business. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. Free cash flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Other companies may calculate free cash flow or similarly titled non-GAAP measures differently, which could reduce the usefulness of free cash flow as a tool for comparison. In addition, free cash flow does not reflect mandatory debt service and other non-discretionary expenditures that are required to be made under contractual commitments and does not represent the total increase or decrease in our cash balance for any given period.

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
GAAP net cash provided by operating activities	$40,340	$25,316	$25,770	$6,092
Capitalized internal-use software	(4,930)	(5,415)	(11,402)	(10,200)
Purchase of property and equipment	(1,110)	(1,173)	(2,402)	(1,801)
Non-GAAP free cash flow	$34,300	$18,728	$11,966	$(5,909)

Liquidity and Capital Resources

Since our inception, we have financed our operations, capital expenditures and acquisitions primarily through issuance of redeemable convertible preferred stock, non-convertible preferred stock, and debt as well as through payments received from our customers. As of July 31, 2025, we had cash and cash equivalents of $471.5 million and $140.0 million available under the Credit Agreement, as defined below. Cash and cash equivalents consisted of checking accounts and money market funds with maturities less than 90 days from the date of purchase.

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

Credit Agreement

In January 2023, we entered into a secured credit agreement with Wells Fargo Bank, N.A., as administrative agent and collateral agent, and certain lenders. In September 2024, we entered into an amendment to the secured credit agreement, effective October 1, 2024 (as amended, the “Credit Agreement”) that converted our existing term loan balance of $177.3 million and $70.0 million revolver facility to a term loan of $107.3 million (as amended, the “Term Loan”) and a revolver facility of $140.0 million, of which $70.0 million was initially drawn (as amended, the “Revolver Facility”). In January 2025 we repaid all amounts outstanding under the Revolver Facility.

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

As of July 31, 2025, we had total debt of $104.8 million, consisting of the outstanding principal balance of the Term Loan of $106.5 million, net of unamortized debt issuance costs of $1.7 million. There was no balance drawn under the Revolver Facility.

Cash Flows

The following table summarizes our cashflows for the periods indicated:

	Six Months Ended July 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$25,770	$6,092
Net cash used in investing activities	(13,804)	(13,185)
Net cash provided by (used in) financing activities	17,300	(12,394)
Net change in cash, cash equivalents, and restricted cash	$29,266	$(19,487)

Operating Activities

Net cash provided by operating activities was $25.8 million for the six months ended July 31, 2025. This primarily related to our net loss of $78.6 million and net cash outflows of $53.5 million from changes in our operating assets and liabilities. These were partially offset by non-cash charges of $157.8 million. The primary drivers of the changes in our operating assets and liabilities related to a decrease in accrued personnel related expenses of $21.7 million, an increase in deferred contract costs and contract assets of $13.7 million, an increase of $12.7 million in accounts receivable, and a decrease of lease liabilities of $6.2 million. These were partially offset by an increase of $2.9 million in accounts payable and other accrued expenses, an increase in prepaid expenses and other current assets of $8.5 million and an increase in other liabilities of $5.2 million.

Net cash provided by operating activities was $6.1 million for the six months ended July 31, 2024. This primarily related to our net loss of $91.7 million and net cash outflows of $27.5 million from changes in our operating assets and liabilities, adjusted for non-cash charges of $125.3 million. The primary drivers of the changes in our operating assets and liabilities relate to an increase in accounts receivable of $11.1 million, a decrease in deferred contract costs and contract assets of $8.2 million, a decrease in accrued personnel-related expenses of $3.4 million, a decrease of lease liabilities of $3.9 million, and an increase in prepaid expenses and other current assets of $3.4 million. These were partially offset by an increase in deferred revenue of $1.3 million. The changes in our operating assets and liabilities were primarily due to the growth of our business, timing of cash receipts from customers, timing of cash payments to our vendors and timing of payroll.

Investing Activities

Net cash used in investing activities was $13.8 million for the six months ended July 31, 2025. This consisted of cash outflows of $11.4 million for the investments in capitalized internal-use software and $2.4 million for the purchase of property and equipment.

Net cash used in investing activities was $13.2 million for the six months ended July 31, 2024. This consisted of cash outflows of $10.2 million for the investments in capitalized internal-use software and $1.8 million for the purchase of property and equipment, and $1.2 million of cash paid, net of cash acquired for the acquisition of Convex.

Financing Activities

Net cash provided by financing activities was $17.3 million for the six months ended July 31, 2025. This consisted primarily of proceeds from the exercise of stock options of $18.4 million. This was partially offset by payments related to IPO costs of $0.6 million and the repayment of debt of $0.5 million.

Net cash used in financing activities was $12.4 million for the six months ended July 31, 2024. This consisted primarily of the repurchase of shares for the tax withholdings upon settlement of RSUs of $13.6 million, payments related to initial public offering costs of $0.8 million and the repayment of debt of $0.9 million. These were partially offset by proceeds from the exercise of stock options of $3.2 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Interest Rate Risk

As of July 31, 2025, we had cash and cash equivalents of $471.5 million. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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

Foreign Currency Risk

The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in Canadian dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, Armenia and Canada. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited condensed consolidated financial statements in the six months ended July 31, 2025. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incorporated and may continue to incorporate traditional artificial intelligence (“AI”), machine learning and generative AI (“GenAI”) solutions into our platform, offerings, services, and features, including those based on large language models (“LLMs”), and these applications may become more important to our operations or to our future growth over time. We expect to rely on AI solutions to help drive future growth and operational efficiencies in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI or at all. We may also fail to properly implement or market our AI solutions. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

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

We engage our team members in various ways, including direct hires, through professional employer organizations and as independent contractors. As a result of these methods of engagement, we face certain challenges and risks that can affect our business, results of operations, and financial condition.

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

The trades are impacted by economic slowdowns, tightening of economic policies, tariffs or other trade protection measures that increase the cost of or decrease the availability of imported goods, including trade disputes, fluctuations in interest rates, which can increase borrowing costs, and other actions that affect material and equipment pricing and availability, such as higher inflation. Unfavorable or deteriorating market conditions, reductions in maintenance spend by commercial property owners or residential customers, the unavailability or increased cost of specific materials or supplies, reductions in the availability of business financing, government action which prevents or hinders the rendering of on-premise services or similar circumstances could have an adverse impact on our business. Our revenue may decrease because trades businesses may generally choose to delay or decide against purchases of software or information systems in times of unfavorable economic conditions, because workforce challenges or governmental policies prevent sufficient labor or impact the cost of labor required to meet demand, or because fewer transactions are processed on our platform, resulting in reduced fees to us. Furthermore, if the trades industry experiences a decrease in overall economic activity, the amount our customers are willing to pay for our products, or our ability to collect payments from our customers, could be reduced. Contractors may also work on fewer jobs, which would result in a reduction in transactions processed over our platform. To the extent we do not effectively address these risks and challenges, our business, financial condition and results of operations could be adversely affected.

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

In addition, the use of AI involves significant technical complexity and requires specialized expertise. This specialized expertise can be difficult and costly to obtain given the increasing industry focus on AI development and competition for talent. As a result, it could be expensive for us to maintain and advance our AI developments. We may not apply AI advancements quickly or well enough to our solutions or services to serve our customers, or we may not be able to extract the efficiencies for which AI presents an opportunity. While the use of AI presents opportunities, our failure to adequately leverage such opportunities may erode our competitive advantage, and harm our business and results of operations. Further, our AI solutions rely on third-party proprietary machine learning algorithms and LLMs provided by third parties, such as Microsoft and OpenAI. If we are unable to continue to use such third-party assets, or if such third-party assets become expensive, burdensome, or inefficient for us to use, we may be unable to continue to provide our AI solutions which could harm our business and results of operations.

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

Moreover, as the regulatory framework for AI (and machine learning technology) evolves, it is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our business, including the way in which we use AI and machine learning technology. The scope and direction of orders, policies, rules and regulations related to AI and machine learning at the federal level in the United States in the near future is uncertain. In January 2025, President Trump issued an Executive Order directing heads of executive departments and agencies to develop an action plan to enhance the United States’ global AI dominance. In July 2025, the U.S. federal government released a policy roadmap and set of initiatives referred to as America’s AI Action Plan. Meanwhile, various U.S. states have enacted laws that regulate the use of AI, including seventeen laws enacted in California in 2024 that provide consumers with certain protections around companies’ use of AI, such as by requiring companies to disclose certain uses of GenAI, Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of GenAI in certain consumer interactions. Our ability to provide AI-driven insights and products may also be constrained by current or future regulatory requirements in the United States or in non-U.S. jurisdictions that could restrict or impose burdensome and costly requirements on our ability to leverage data in innovative ways. Further, the cost to comply with such laws or regulations could be significant and could increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

If the estimates and assumptions we have used to calculate the size of our addressable market opportunity are inaccurate, our future growth rate may be limited.

We have estimated the size of our addressable market opportunity based on data published by third parties and on internally generated data and assumptions. While we believe our market size information is generally reliable, such information is inherently imprecise, and relies on our and third parties’ projections, assumptions and estimates within our target market, which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Quarterly Report. If such third-party or internally generated data proves to be inaccurate or we make errors in our projections, assumptions or estimates based on that data, including how current customer data and trends may apply to potential future customers and the number and type of potential customers, our addressable market opportunity or our future growth rate may be less than we currently estimate. In addition, these inaccuracies or errors may cause us to divert resources from more valuable alternative projects and harm our business. The variables that go into the calculation of our market opportunity are subject to change over time, including the amount of customer GTV that we can recognize as revenue, and there is no guarantee that any particular number or percentage of addressable end customers or companies covered by our addressable target market opportunity estimates will purchase our platform at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our platform and those of our competitors. Even if our addressable market meets our size estimates, our business could fail to grow at similar rates, if at all, or we could capture a percentage of customer GTV as revenue that is less than we currently expect. Accordingly, the information regarding the size of our addressable market opportunity included in our Annual Report on Form 10-K, or any of the other documents we file or furnish with the Securities and Exchange Commission (the “SEC”), should not be taken as indicative of our future growth.

We may be unsuccessful in making, integrating and maintaining acquisitions including past acquisitions.

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

While we do not process any payments for our customers’ end customers, we do have complex relationships with third-party processors where we generate revenue through referral agreements and as an independent sales organization (“ISO”) through our FinTech offerings to customers. A significant portion of payments by the end customers are made by credit card or debit card using these third-party payment services to which our customers have a direct contractual relationship. If one of these third- party processors terminates its relationship with us or refuses to renew its partnership with us on commercially reasonable terms, or the software and services provided by our payment processors does not meet our customer’s expectations, we may be required to find an alternative payment processor or consider offering new payment options and products ourselves that may be subject to additional regulations and risks. None of our agreements with payment processors are exclusive, however, our agreements with certain payment processors limit our ability to induce existing customers to migrate to alternative payment processors, which could potentially impact our customers’ experience or satisfaction with our services. We are also subject to a number of other laws and regulations relating to the financial solutions we offer, including with respect to money laundering, privacy and cybersecurity. If we fail to, or are alleged to fail to, comply with applicable regulations, we may be subject to claims and litigation, regulatory investigations and proceedings, civil or criminal penalties, fines or higher transaction fees and may lose the ability to offer financial solutions to customers, which could make our platform less convenient and attractive to trades businesses. We also rely on data provided by third parties for financial statement reporting, and there could be inaccuracies and other errors in such data. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.

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
foreign currency risk;
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

We were a private company from our inception through our IPO, and, as such, we did not have the internal control over financial reporting requirements of a publicly traded company. As a result of becoming a public company, we are now required to furnish a report by management on the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for fiscal 2026. This assessment will need to include disclosure of any material weaknesses identified in our internal control over financial reporting.

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

Our ability to utilize our federal net operating loss carryforwards (“NOLs”) may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). These limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period.

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

States and some local taxing jurisdictions have differing rules and regulations governing sales and use and other taxes, such as gross receipts taxes, excise taxes, and telecom taxes, and these rules and regulations are subject to varying interpretations that may change over time. The application of federal, state, local and international tax laws to services provided electronically is evolving. In particular, the applicability of sales taxes and other taxes to our platform in various jurisdictions is unclear. We collect and remit sales tax and other taxes in the United States and value-added tax (“VAT”) in a number of international jurisdictions. However, we could face tax audits in which tax authorities in the United States and other jurisdictions could successfully assert that we are obligated to collect additional tax amounts from our paying customers and remit those amounts to those authorities. As a result, our liability for these taxes could exceed our estimates. We could also be subject to audits in states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our platform in jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities for past sales, discourage organizations from subscribing to our platform, or otherwise harm our business, financial condition and results of operations.

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

Changes in tax laws and regulations in the United States and other jurisdictions could adversely affect our business, financial condition and results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations and our business, financial condition and results of operations. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. For example, U.S. H.R. 1 (119th Congress) signed into law in July 2025, commonly known as the One Big Beautiful Bill Act, made significant changes to U.S. federal tax law. Changes to tax laws (which in some cases may have retroactive applications), including with respect to net operating losses, could adversely affect us, holders of our common stock, or our customers. If we raise our prices to offset the costs of these changes, existing and prospective customers may elect not to purchase our offerings in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our own compliance, operating and other costs, as well as the costs of our offerings. Further, these events could decrease the capital we have available to operate our business. Any or all of these events may harm our business, financial condition and results of operations.

As we expand the scale of our international business activities, any changes in the taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations. We may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. An increase in our tax liabilities could harm our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or assert that benefits of tax treaties are not available to us, any of which may harm us and our results of operations.

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

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no votes per share, except as otherwise required by law. Our Co-Founders and their respective affiliates together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of July 31, 2025, the shares held by our Co-Founders (including shares over which they have voting or administrative control) represented approximately 63% of the voting power of our outstanding capital stock, which voting power may increase over time as our Co-Founders exercise or vest in equity awards over time. If all such equity awards held by our Co-Founders (including the shares of our Class B common stock subject to performance-based RSUs that were granted to our Co-Founders in October 2024 and that vest upon the satisfaction of a service condition and achievement of certain stock price hurdles) had been exercised or vested and settled in shares of our Class B common stock as of July 31, 2025, the shares held by our Co-Founders (including shares over which they have voting or administrative control) represented approximately 74% of the voting power of our outstanding capital stock. As a result, our Co-Founders, along with our other principal stockholders, will be able to significantly influence or control any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Our Co-Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control or significant influence may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in our Co- Founders undertaking, or causing us to undertake, actions that would be desirable for our Co-Founders but would not be desirable for our other stockholders.

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

There was no public market for our Class A common stock prior to our IPO, and an active trading market for our Class A common stock may not sustain its current levels. In addition, the trading price of our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

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

The trading price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market, particularly sales by our directors, officers, and principal stockholders, and the perception that these sales could occur may also depress the trading price of our Class A common stock. As of July 31, 2025, we had 79,465,080 shares of our Class A common stock, 13,365,549 shares of our Class B common stock and no shares of our Class C common stock outstanding. While shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act, we are unable to predict the timing of or the effect that such sales may have on the prevailing trading price of our Class A common stock.

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

In December 2021, Vahe Kuzoyan, our co-founder, President and a member of our board of directors and his spouse, individually and as trustees of the K-A Family Trust dated December 6, 2021 (the “Trust”), entered into a loan agreement and security and pledge agreement, as amended in July 2025. The loan is secured by pledges of a portion of our Class B common stock currently owned by the Trust. Mr. Kuzoyan exercises voting control over the pledged shares of Class B common stock.

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

Recent Sales of Unregistered Securities

None.

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

Issuer Purchases of Equity Securities

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. OTHER INFORMATION.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the Board.

None.

(c) Insider Trading Arrangements and Policies.

None.

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

ServiceTitan, Inc.

Date: September 10, 2025	By:	/s/ Dave Sherry
Dave Sherry
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)