Form 10-Q
period 2025-10-31
ServiceTitan, Inc.
filed 2025-12-09
CIK 1638826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

As of November 30, 2025, the registrant had 80,718,547 shares of Class A Common Stock, par value $0.001 per share, 12,928,087 shares of Class B Common Stock, par value $0.001 per share, and no shares of Class C Common Stock, par value $0.001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended October 31, 2025 (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements established by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, and generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential” “predict,” “project,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ServiceTitan, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	As of
	October 31,	January 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$493,238	$441,802
Restricted cash	210	711
Accounts receivable, net of allowance of $11,154 and $4,698 as of October 31, 2025 and January 31, 2025, respectively	52,488	44,469
Deferred contract costs, current	13,871	11,554
Contract assets	54,161	45,926
Prepaid expenses	25,343	24,791
Other current assets	4,701	3,513
Total current assets	644,012	572,766
Restricted cash, noncurrent	417	333
Deferred contract costs, noncurrent	13,452	10,608
Property and equipment, net	43,582	56,667
Operating lease right-of-use assets	20,831	24,025
Internal-use software, net	38,806	35,775
Intangible assets, net	187,777	214,952
Goodwill	860,250	845,836
Other assets	7,444	7,686
Total assets	$1,816,571	$1,768,648
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued expenses	$47,347	$40,182
Accrued personnel related expenses	73,954	80,160
Deferred revenue, current	18,793	16,803
Operating lease liabilities, current	13,196	12,996
Short-term debt	1,073	1,073
Other current liabilities	1,245	1,902
Total current liabilities	155,608	153,116
Operating lease liabilities, noncurrent	40,234	47,327
Long-term debt, net	103,592	104,014
Other noncurrent liabilities	12,217	9,607
Total liabilities	311,651	314,064
Commitments and contingencies (Note 9)
Stockholders' Equity
Preferred stock, par value $0.001, 100,000,000 shares authorized as of October 31, 2025 and January 31, 2025. No shares issued and outstanding as of October 31, 2025 and January 31, 2025	—	—
Class A common stock, par value $0.001, 1,000,000,000 shares authorized as of October 31, 2025 and January 31, 2025. 80,611,945 shares and 76,644,240 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	81	77
Class B common stock, par value $0.001, 100,000,000 shares authorized as of October 31, 2025 and January 31, 2025. 13,021,668 shares and 13,404,097 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	13	13
Class C common stock, par value $0.001, 100,000,000 shares authorized as of October 31, 2025 and January 31, 2025. No shares issued and outstanding as of October 31, 2025 and January 31, 2025	—	—
Additional paid-in capital	2,728,672	2,560,224
Accumulated deficit	(1,223,846)	(1,105,730)
Total stockholders' equity	1,504,920	1,454,584
Total liabilities and stockholders' equity	$1,816,571	$1,768,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue:
Platform	$239,581	$191,190	$680,289	$539,412
Professional services and other	9,582	8,085	26,689	23,185
Total revenue	249,163	199,275	706,978	562,597
Cost of revenue:
Platform	54,526	52,204	156,554	149,197
Professional services and other	18,297	17,126	54,339	50,649
Total cost of revenue	72,823	69,330	210,893	199,846
Gross profit	176,340	129,945	496,085	362,751
Operating expenses:
Sales and marketing	78,270	67,795	217,037	183,614
Research and development	78,522	65,935	220,727	186,997
General and administrative	61,774	40,263	184,855	122,226
Total operating expenses	218,566	173,993	622,619	492,837
Loss from operations	(42,226)	(44,048)	(126,534)	(130,086)
Other income (expense), net
Interest expense	(2,041)	(3,974)	(6,133)	(12,324)
Interest income	5,124	1,778	14,847	5,128
Other income (expense), net	217	185	903	395
Total other income (expense), net	3,300	(2,011)	9,617	(6,801)
Loss before income taxes	(38,926)	(46,059)	(116,917)	(136,887)
Provision for income taxes	601	401	1,199	1,264
Net loss	(39,527)	(46,460)	(118,116)	(138,151)
Accretion of non-convertible preferred stock	—	(14,652)	—	(41,608)
Net loss attributable to common stockholders	$(39,527)	$(61,112)	$(118,116)	$(179,759)
Net loss per share, basic and diluted	$(0.42)	$(1.74)	$(1.29)	$(5.18)
Weighted-average shares used in computing net loss per share, basic and diluted	93,273,982	35,094,547	91,794,072	34,690,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Condensed Consolidated Statements of Non-Convertible Preferred Stock,

Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Three Months Ended October 31, 2025
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of July 31, 2025	79,465,080	$80	13,365,549	$13	$2,673,640	$(1,184,319)	1,489,414
Conversion of Class B to Class A common stock	349,814	—	(349,814)	—	—	—	—
Exercise of stock options	287,271	—	—	—	4,100	—	4,100
Settlement of restricted stock units	509,780	1	5,933	—	—	—	1
Stock-based compensation	—	—	—	—	50,932	—	50,932
Net loss	—	—	—	—	—	(39,527)	(39,527)
Balance as of October 31, 2025	80,611,945	$81	13,021,668	$13	$2,728,672	$(1,223,846)	$1,504,920

	Three Months Ended October 31, 2024
	Non-Convertible		Redeemable Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of July 31, 2024	250,000	$260,502	42,465,855	$1,395,878	35,179,456	$35	$420,926	$(958,327)	$(537,366)
Adjustment to issuance of common stock, acquisition consideration	—	—	—	—	(5,593)	—	(352)	—	(352)
Accretion of non-convertible preferred stock	—	14,652	—	—	—	—	(14,652)	—	(14,652)
Exercise of stock options	—	—	—	—	80,378	—	1,092	—	1,092
Settlement of restricted stock units	—	—	—	—	234,832	—	—	—	—
Shares repurchased for tax withholding on settlement of restricted stock units	—	—	—	—	(91,988)	—	(5,398)	—	(5,398)
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	—	—	45	—	45
Stock-based compensation	—	—	—	—	—	—	26,321	—	26,321
Net loss	—	—	—	—	—	—	—	(46,460)	(46,460)
Balance as of October 31, 2024	250,000	$275,154	42,465,855	$1,395,878	35,397,085	$35	$427,982	$(1,004,787)	$(576,770)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended October 31, 2025
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 31, 2025	76,644,240	$77	13,404,097	$13	$2,560,224	$(1,105,730)	1,454,584
Initial public offering costs incurred	—	—	—	—	(150)	—	(150)
Conversion of Class B to Class A common stock	435,154	—	(435,154)	—	—	—	—
Shares cancelled related to previously issued RSAs	(280)	—	—	—	—	—	—
Exercise of stock options	1,684,775	—	—	—	22,534	—	22,534
Settlement of restricted stock units	1,848,068	4	52,725	—	—	—	4
Shares repurchased for tax withholding on settlement of restricted stock units	(12)	—	—	—	—	—	—
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	30	—	30
Stock-based compensation	—	—	—	—	146,034	—	146,034
Net loss	—	—	—	—	—	(118,116)	(118,116)
Balance as of October 31, 2025	80,611,945	$81	13,021,668	$13	$2,728,672	$(1,223,846)	$1,504,920

	Nine Months Ended October 31, 2024
	Non-Convertible		Redeemable Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 31, 2024	250,000	$233,546	42,465,855	$1,395,878	34,185,388	$34	$388,739	$(866,636)	$(477,863)
Adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—
Issuance of common stock, acquisition consideration	—	—	—	—	378,711	1	23,821	—	23,822
Adjustment to issuance of common stock, acquisition consideration	—	—	—	—	(5,593)	—	(352)	—	(352)
Accretion of non-convertible preferred stock	—	41,608	—	—	—	—	(41,608)	—	(41,608)
Exercise of stock options	—	—	—	—	357,156	—	4,306	—	4,306
Settlement of restricted stock units	—	—	—	—	791,097	—	—	—	—
Shares repurchased for tax withholding on settlement of restricted stock units	—	—	—	—	(309,674)	—	(18,963)	—	(18,963)
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	—	—	159	—	159
Stock-based compensation	—	—	—	—	—	—	71,880	—	71,880
Net loss	—	—	—	—	—	—	—	(138,151)	(138,151)
Balance as of October 31, 2024	250,000	$275,154	42,465,855	$1,395,878	35,397,085	$35	$427,982	$(1,004,787)	$(576,770)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2025	2024
Cash flows provided by operating activities
Net loss	$(118,116)	$(138,151)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	60,477	59,836
Amortization of deferred contract costs	10,802	8,364
Non-cash operating lease expense	787	4,946
Stock-based compensation expense	142,716	69,050
Loss on impairment and disposal of assets	8,278	38,586
Change in valuation of contingent consideration	—	(135)
Deferred income taxes	927	1,254
Amortization of debt issuance costs	383	214
Provision for credit losses	7,360	2,816
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	(15,379)	(13,563)
Prepaid expenses and other current assets	(1,580)	3,260
Deferred contract costs	(15,963)	(10,511)
Contract assets	(8,235)	(4,635)
Other assets	1,031	(532)
Accounts payable and other accrued expenses	6,884	(4,434)
Accrued personnel related expenses	(5,964)	9,119
Operating lease liabilities	(6,407)	(7,830)
Other liabilities	(244)	1,421
Deferred revenue	1,793	2,551
Net cash provided by operating activities	69,550	21,626
Cash flows used in investing activities
Capitalized internal-use software	(15,508)	(14,161)
Purchase of property and equipment	(4,004)	(2,803)
Deposits for property and equipment	(371)	—
Acquisition of business, net of cash acquired	(19,781)	(1,184)
Net cash used in investing activities	(39,664)	(18,148)
Cash flows provided by (used in) financing activities
Payment of contingent consideration	—	(300)
Proceeds from exercise of stock options	22,537	4,307
Payment of debt arrangements	(805)	(1,350)
Payment of deferred initial public offering costs	(599)	(949)
Shares repurchased for tax withholding for the settlement of restricted stock units	—	(18,963)
Net cash provided by (used in) financing activities	21,133	(17,255)
Net change in cash, cash equivalents, and restricted cash	51,019	(13,777)
Cash, cash equivalents, and restricted cash
Beginning of period	442,846	148,863
End of period	$493,865	$135,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended October 31,
	2025	2024
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$5,568	$12,184
Cash paid for amounts included in the measurement of lease liabilities	$11,258	$10,438
Cash paid for income taxes	$522	$1,560
Tenant improvements received from lessor	$—	$1,127
Non-cash investing and financing activities:
Issuance of common stock in consideration for business acquisition	$—	$23,470
Capitalized internal-use software additions included in accrued expenses	$2,509	$2,100
Stock-based compensation capitalized in internal-use software	$3,318	$2,830
Property and equipment purchases included in accounts payable and accrued expenses	$55	$12
Reclassification from liabilities to additional paid-in capital upon vesting of early exercised stock options	$30	$159
Costs associated with initial public offering included in accrued expenses	$—	$5,245
Right-of-use assets obtained in exchange for lease obligation	$3,428	$1,217
Reduction in right-of-use asset and lease liability due to reduction in lease payments	$—	$1,057
Impact of lease modification	$486	$—
Accretion of non-convertible preferred stock	$—	$41,608
Reconciliation of cash, cash equivalents, and restricted cash within consolidated balance sheets:
Cash and cash equivalents	$493,238	$133,811
Restricted cash	$627	$1,275
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$493,865	$135,086

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

There have been no significant changes in accounting policies during the three and nine months ended October 31, 2025 from those disclosed in the annual consolidated financial statements for the year ended January 31, 2025 and the related notes.

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

For the three and nine months ended October 31, 2025 and 2024, the Company had no material other comprehensive income (loss) items. Accordingly, a separate statement of comprehensive loss has not been presented in these unaudited condensed consolidated financial statements.

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

Concentrations of Risk

As of October 31, 2025 and January 31, 2025, receivables from a third-party processor used for customer payment and financing accounted for 21% and 22% of accounts receivable, respectively. Fees from a third-party processor represented approximately 13% of total revenue for the three and nine months ended October 31, 2025 and 14% of total revenue for the three and nine months ended October 31, 2024.

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

The majority of the Company’s long-lived assets, consisting of property and equipment and right-of-use (“ROU”) assets, were concentrated in the United States as of October 31, 2025 and January 31, 2025. Long-lived assets outside the United States were not material as of October 31, 2025.

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

Recent Accounting Pronouncements Not Yet Adopted

Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), requiring enhanced income tax disclosures. ASU 2023-09 requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. ASU 2023-09 also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and income tax expense or benefit from continuing operations disaggregated between federal, state, and foreign. The requirements of ASU 2023-09 are effective for annual periods beginning with the Company’s fiscal 2026. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company will adopt ASU 2023-09 in its annual consolidated financial statements for fiscal 2026, which will result in additional disclosure in the notes to the consolidated financial statements.

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

Accounting for Internal-Use Software

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The new guidance amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. ASU 2025-06 is effective beginning with the Company’s fiscal 2029, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the disclosure within its consolidated financial statements.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3.
Revenue Recognition

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancellable contracts greater than one year that will be recognized as revenue in future periods. In nearly all cases, the Company’s subscription agreements (monthly, annual, or multi-year) renew automatically unless cancelled in advance, and the majority of auto-renewing contracts renew for one-year terms rather than multi-year commitments. As of October 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $446.3 million, of which the Company expects to recognize approximately 51% as revenue in the next 12 months and substantially all of the remainder by October 31, 2028.

Remaining performance obligations exclude marketing automation usage-based fees, and payment and financing solution fees for which the Company applies the “right to invoice” practical expedient.

Disaggregated Revenue and Revenue by Geography

Disaggregated revenue were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Subscription	$182,778	$145,282	$520,248	$409,013
Usage	56,803	45,908	160,041	130,399
Platform revenue	239,581	191,190	680,289	539,412
Professional services and other	9,582	8,085	26,689	23,185
Total revenue	$249,163	$199,275	$706,978	$562,597

Substantially all of the Company’s revenue is concentrated in the United States. Revenue from customers outside of the United States, based on the billing address of the customer, comprised less than 5% of total revenue for each of the three and nine months ended October 31, 2025 and 2024.

Deferred Revenue

The Company recognized revenue of $15.3 million and $13.9 million for the three months ended October 31, 2025 and 2024, respectively, which was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $15.9 million and $10.4 million for the nine months ended October 31, 2025 and 2024, respectively, which was included in deferred revenue balances at the beginning of the respective periods. Substantially all of the $18.8 million of deferred revenue as of October 31, 2025 is expected to be fully recognized in the next 12 months.

Deferred Contract Costs

During the three months ended October 31, 2025 and 2024, the Company capitalized $5.8 million and $4.8 million of deferred contract costs, respectively. During the nine months ended October 31, 2025 and 2024, the Company capitalized $16.0 million and $10.5 million of deferred contract costs, respectively. Amortization expense for the deferred contract costs included in sales and marketing expense in the unaudited condensed consolidated statements of operations was $3.9 million and $3.0 million for the three months ended October 31, 2025 and 2024, respectively, and $10.8 million and $8.4 million for the nine months ended October 31, 2025 and 2024, respectively.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.
Fair Value Measurements

Fair Value Measurements

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in thousands):

	As of October 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$475,233	$—	$—	$475,233
Total in cash and cash equivalents	$475,233	$—	$—	$475,233

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$427,792	$—	$—	$427,792
Total in cash and cash equivalents	$427,792	$—	$—	$427,792

The money market funds are considered Level 1 as fair value is based on market prices for identical assets.

As of October 31, 2025 and January 31, 2025, the fair value of the Company’s financial instruments included in current assets and current liabilities (including restricted cash, accounts receivable, accounts payable, and accrued expenses) approximated carrying value due to the short-term nature of such items.

As of October 31, 2025, the fair value of the Company’s outstanding debt approximated its carrying value, as this debt instrument bears interest at a floating rate. The fair value of debt was estimated using Level 2 inputs.

There were no changes to the Company’s valuation techniques used to measure the fair value of assets and liabilities on a recurring basis during the nine months ended October 31, 2025. There were no transfers of assets from Level 2 to Level 3 during the nine months ended October 31, 2025 and 2024.

Certain assets, including goodwill, intangible assets and other long-lived assets are also subject to measurement at fair value on a nonrecurring basis using Level 3 measurements, but only when they are deemed to be impaired as a result of an impairment review. For the three months ended October 31, 2024 and nine months ended October 31, 2025 and 2024, the Company recorded an impairment of long-lived assets of $8.3 million, $8.0 million and $38.5 million, respectively, to reduce the carrying value to estimated fair value (see Note 5). There was no impairment of long-lived assets during the three months ended October 31, 2025.

5.
Balance Sheet Components

Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	As of
	October 31, 2025	January 31, 2025
Prepaid software and subscriptions	$13,586	$14,742
Prepaid insurance	1,547	2,854
Prepaid cloud hosting costs	4,760	2,650
Other	5,450	4,545
Total prepaid expenses	$25,343	$24,791

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Internal-use Software

Internal-use software development costs were as follows (in thousands):

	As of
	October 31, 2025	January 31, 2025
Internal-use software development costs, gross	$99,152	$80,550
Less: Accumulated amortization	(60,346)	(44,775)
Internal-use software development costs, net	$38,806	$35,775

The Company capitalized internal-use software development costs of $6.3 million and $5.5 million for the three months ended October 31, 2025 and 2024, respectively, and $18.6 million and $17.7 million for the nine months ended October 31, 2025 and 2024, respectively. Amortization expense for the capitalized internal-use software development costs included in platform cost of revenue was $5.4 million and $4.4 million for the three months ended October 31, 2025 and 2024, respectively and $15.6 million and $11.2 million for the nine months ended October 31, 2025 and 2024, respectively. Amortization did not begin on $2.7 million and $3.2 million of capitalized internal-use software development costs that were not yet ready for their intended use as of October 31, 2025 and January 31, 2025, respectively.

As of October 31, 2025, expected future amortization expense related to capitalized internal-use software development costs was as follows (in thousands):

Fiscal
2026 (remainder)	$5,550
2027	18,310
2028	11,702
2029	3,244
Total	$38,806

Property and Equipment, net

Property and equipment consisted of the following (in thousands, except years):

	As of
	October 31,	January 31,	Estimated Useful Lives
	2025	2025	in Years
Computer equipment	$16,755	$13,824	3
Office equipment	6,973	7,017	3
Furniture and fixtures	12,197	13,498	5
Leasehold improvements	56,463	64,935	3 to 7
Property and equipment, gross	92,388	99,274
Less: Accumulated depreciation	(48,806)	(42,607)
Total property and equipment, net	$43,582	$56,667

Depreciation expense was $3.7 million and $4.4 million for the three months ended October 31, 2025 and 2024, respectively, and $11.0 million and $14.2 million for the nine months ended October 31, 2025 and 2024, respectively.

There was no impairment of long-lived assets during the three months ended October 31, 2025. In the three months ended October 31, 2024 and nine months ended October 31, 2025 and 2024, the Company recorded impairment charges related to the ceased use of certain office space and determined to sublease such space for the remainder of the lease term, which resulted in the Company reassessing its asset groupings. The Company determined the office space asset groups, comprised primarily of a right of use (“ROU”) asset, the related leasehold improvements and other property and equipment, were impaired and recorded an impairment charges.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The impairment charges were recorded in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Platform cost of revenue	$—	$1,189	$960	$5,390
Professional services and other cost of revenue	—	563	751	2,556
Sales and marketing	—	1,467	1,765	6,900
Research and development	—	1,468	1,679	6,711
General and administrative	—	3,660	2,877	16,958
Total impairment	$—	$8,347	$8,032	$38,515

The impairment charges resulted in a reduction of the ROU asset by $2.8 million, $1.9 million, and $13.0 million in the three months ended October 31, 2024 and nine months ended October 31, 2025 and 2024, respectively, and leasehold improvements, furniture and fixtures and office equipment by $5.5 million, $6.1 million, and $25.5 million in the three months ended October 31, 2024 and nine months ended October 31, 2025 and 2024, respectively.

The estimated fair value of the asset groups was determined by using a discounted cash flow method which is a non-recurring fair value measurement based on Level 3 inputs. Key inputs used in this estimate included projected sublease income and a discount rate which incorporated the risk of achievement associated with the forecast. Other than the aforementioned impairment losses, the Company did not recognize any other material impairment losses of long-lived assets for the three and nine months ended October 31, 2025 and 2024.

Substantially all of the Company’s property and equipment, net, were concentrated in the United States as of October 31, 2025 and January 31, 2025.

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consisted of the following (in thousands):

	As of
	October 31, 2025	January 31, 2025
Trade payables	$9,681	$6,032
Non-income tax liabilities	15,138	16,371
Cloud hosting costs	7,172	4,920
Marketing and advertising costs	490	645
Accrued employee benefits	4,132	1,813
Accrued interest payable	614	632
Income taxes payable	136	765
Other	9,984	9,004
Total accounts payable and other accrued expenses	$47,347	$40,182

Accrued Personnel Related Expenses

Accrued personnel related expenses consisted of the following (in thousands):

	As of
	October 31, 2025	January 31, 2025
Payroll expenses	$19,885	$12,122
Accrued bonus	47,158	61,194
Commissions	6,911	6,844
Total accrued personnel related expenses	$73,954	$80,160

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.
Business Combinations

Conduit Tech

In October 2025, the Company acquired 100% of the outstanding equity of Conduit Tech, Inc. (“Conduit”) for a total purchase consideration of $19.8 million, net of cash acquired of $6.3 million. The Company anticipates that the acquisition of Conduit will allow the Company to integrate Conduit’s HVAC design and sales proposal platform and enablement tools within its suite of solutions. In connection with the acquisition, the Company granted equity awards to certain acquired employees and founders. These awards vest based solely on future service and the Company will recognize the related stock-based compensation expense over the requisite service periods.

The following table summarizes the preliminary purchase price allocation, as well as the estimated useful lives of the acquired intangible assets (in thousands, except years):

		Estimated Useful Lives
		in Years
Current assets	$27
Identifiable intangible assets
Trade name	70	1.5
Customer relationship	3,500	7
Developed technology	3,400	5
Total intangible assets subject to amortization	6,970
Accrued and other liabilities	(102)
Deferred revenue	(197)
Deferred tax liability	(1,331)
Total identifiable net assets	5,367
Goodwill	14,414
Total purchase consideration, net of cash acquired	$19,781

Goodwill, which primarily relates to expected synergies and expanded market opportunities that are expected to be achieved from the integration of Conduit with the Company’s offerings and assembled workforce, is not deductible for U.S. federal income tax purposes.

The fair values of the developed technology and trade name were determined using the relief-from-royalty method, and the fair value of customer relationships was determined using the multiple-period excess earnings method.

Pro forma financial information for the three and nine months ended October 31, 2025, and revenue and losses for the period post-acquisition have not been presented because such amounts are not material to the unaudited condensed consolidated financial statements.

The Company incurred transaction costs of $1.1 million related to the acquisition of Conduit during fiscal 2026.

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

Pro forma financial information for the three and nine months ended October 31, 2024, and revenue and losses for the period post-acquisition have not been presented because such amounts are not material to the unaudited condensed consolidated financial statements.

The Company incurred transaction costs of $2.3 million related to the acquisition of Convex during fiscal 2025.

7.
Intangible Assets and Goodwill

Intangible Assets

The net book values of intangible assets were as follows (in thousands, except years):

	As of October 31, 2025
	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)
Customer relationships	$208,733	$(88,878)	$119,855	7.2
Developed technology	162,401	(94,858)	67,543	3.3
Trade names	6,753	(6,374)	379	0.8
Total	$377,887	$(190,110)	$187,777

	As of January 31, 2025
	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)
Customer relationships	$205,233	$(73,248)	$131,985	7.7
Developed technology	159,001	(77,210)	81,791	3.8
Trade names	6,683	(5,507)	1,176	1.1
Total	$370,917	$(155,965)	$214,952

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Amortization expense for intangible assets was as follows for the three and nine months ended October 31, 2025 and 2024 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Platform cost of revenue	$5,581	$5,533	$16,647	$16,369
Professional services and other cost of revenue	334	334	1,002	1,452
Sales and marketing	5,466	5,606	16,496	16,662
Total	$11,381	$11,473	$34,145	$34,483

As of October 31, 2025, estimated future amortization expense related to the intangible assets is as follows (in thousands):

Fiscal
2026 (remainder)	$10,956
2027	38,680
2028	37,401
2029	34,877
2030	18,380
Thereafter	47,483
Total	$187,777

Goodwill

The changes to goodwill were as follows (in thousands):

Balance as of January 31, 2025	$845,836
Additions relating to the acquisition of Conduit	14,414
Balance as of October 31, 2025	$860,250

There was no impairment of goodwill during the nine months ended October 31, 2025 and 2024.

8.
Debt Arrangements

In January 2023, the Company entered into a secured credit agreement with Wells Fargo Bank, N.A., as administrative and collateral agent, and certain lenders, that included (i) a term loan facility in an initial aggregate principal amount of $180.0 million and (ii) a revolving credit facility in an initial aggregate principal amount of $70.0 million. In September 2024, the Company entered into an amendment to the secured credit agreement (as amended, the “Credit Agreement”) that converted its existing term loan balance of $177.3 million and $70.0 million revolving credit facility to a term loan of $107.3 million (as amended, the “Term Loan”) and $140.0 million revolving credit facility (as amended, the “Revolver Facility”), effective October 1, 2024, such that, immediately post amendment, $107.3 million was outstanding on the Term Loan, $70.0 million was outstanding under the Revolver Facility, and $70.0 million was available for borrowing under the Revolver Facility. Subsequent to the IPO, the Company paid down the Revolver Facility resulting in no outstanding borrowings and $140.0 million available on the Revolver Facility as of October 31, 2025. The Credit Agreement contains the standard and customary covenants for agreements of this type, including various reporting, affirmative and negative covenants. Among other things, these covenants set forth minimum revenue thresholds and maintenance of minimum liquidity and certain limits to the Company’s and its subsidiaries’ ability to create or incur liens on assets, make acquisitions of or investments in businesses, engage in any material line of business substantially different from the Company’s current lines of business, incur additional indebtedness or contingent obligations, sell or dispose of assets, pay dividends and make loans or advances to employees.

The Credit Agreement will mature in January 2028 and bears interest at a floating rate at the Company’s option of either (i) a term Secured Overnight Financing Rate (“SOFR”) based rate for a specified interest period plus an applicable margin, which is initially 2.5% per annum and ranges from 2.25% to 3.00% per annum based on a ratio of outstanding debt to annual recurring revenue, or (ii) a base rate plus an applicable margin, which is initially 1.5% per annum and ranges from 1.25% to 2.0% per annum based on the ratio of total outstanding debt to annual recurring revenue. On the first day of each calendar quarter, the Company was required

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

to repay an aggregate principal amount equal to 0.25% of the aggregate original principal amount of the Term Loan, which repayment amount became fixed at approximately $0.3 million beginning January 1, 2025. The Revolver Facility will incur a 0.25% annual fee for undrawn amounts. The effective interest rate on the Loan Facility was 7.88% as of October 31, 2025.

The future payment on the Term Loan is as follows (in thousands):

Fiscal
2026 (remainder)	$268
2027	1,073
2028	104,886
Total	$106,227

The Company was in compliance with all covenants as of October 31, 2025.

Long-term debt comprised the following (in thousands):

	As of
	October 31, 2025	January 31, 2025
Principal Term Loan balance outstanding	$106,227	$107,032
Less unamortized debt issuance costs	(1,562)	(1,945)
Less short-term portion	(1,073)	(1,073)
Total long term debt, net of issuance costs	103,592	104,014

The Company had unsecured letters of credit issued in the face amount of $0.6 million and $1.0 million outstanding as of October 31, 2025 and January 31, 2025, respectively.

9.
Commitments and Contingencies

Noncancellable Commitments

As of October 31, 2025, the Company had long-term noncancellable agreements related primarily to its cloud hosting arrangements in addition to marketing events and management consulting projects. The estimated payments by future period, which for certain cloud computing arrangements are based on estimated usage, are as follows (in thousands):

Fiscal
2026 (remainder)	$6,504
2027	69,828
2028	24,661
2029	3,209
Total	$104,202

Litigation

During the ordinary course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability.

As of October 31, 2025, the Company was not subject to any currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

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

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

10.
Equity Incentive Plans

The Company has granted stock-based awards under a 2015 Stock Plan. In fiscal 2025, the Company established the 2024 Incentive Award Plan. Pursuant to the terms of the 2024 Incentive Award Plan, additional shares of common stock may “roll over” to the 2024 Incentive Award Plan in the event of the termination or lapse of stock options outstanding pursuant to the 2015 Stock Plan. As of October 31, 2025, there were 19,427,876 shares of common stock authorized and reserved for issuance under the 2024 Incentive Award Plan.

As of October 31, 2025, there were 16,736,063 shares of common stock available for future issuance under the 2024 Incentive Award Plan. The Company’s policy is to issue new shares upon exercise of stock options.

Additionally, the Company adopted an employee stock purchase program in fiscal 2025 (the “2024 ESPP”) that would allow eligible employees to purchase shares of the Company’s Class A common stock at periodic intervals using accumulated payroll deductions. As of October 31, 2025, there were 3,422,014 shares authorized under the 2024 ESPP. As of October 31, 2025, the first offering period under the 2024 ESPP had not commenced.

In connection with the Conduit acquisition, the Company assumed the Conduit Tech, Inc. 2022 Stock Plan (the “Conduit Plan”) and each RSU outstanding under the Conduit Plan that was held by an employee of Conduit immediately following the acquisition of Conduit (each, a “Conduit RSU”). Each Conduit RSU was converted into an RSU of the Company to acquire shares of the Company’s Class A common stock on the same terms and conditions as the Conduit RSUs, including with respect to the time-based vesting conditions. As of October 31, 2025, there were 40,310 shares of Class A common stock issuable pursuant to the Conduit RSUs under the Conduit Plan.

Fiscal 2025 Tender Offer

The Company presented a tender offer to employees who held stock options with exercise prices of $63.55 and above whereby the employees could exchange the options for restricted stock units (“RSUs”) at a ratio of one RSU for every two stock options. The tender offer window closed on May 15, 2024. As a result, 207,784 stock options with service-only vesting conditions were cancelled and exchanged for 103,888 RSUs. The replacement RSUs vest upon the satisfaction of both a performance and service condition, where the performance condition was satisfied upon the effectiveness of the IPO and the service condition is satisfied over a period of approximately two years from June 15, 2024, subject to the employee continuing to provide service to the Company through the date that is two weeks following the expiration of the restrictions on sales of common stock following the IPO, which was June 24, 2025 (the “RSU Release Date”). The exchange was accounted for as a modification and resulted in an incremental stock-based compensation charge of $1.3 million upon the effectiveness of the IPO in fiscal 2025 and $0.9 million to be recognized ratably over the remaining requisite service period ending June 15, 2026. In addition, as part of the fiscal 2025 tender offer, 36,000 stock options with revenue performance vesting conditions and an exercise price of $63.55 were exchanged for 18,000 RSUs and retained the same revenue performance condition, resulting in an incremental stock-based compensation charge of $0.2 million at the time of the close of the tender offer and $0.2 million was recognized ratably through October 31, 2025.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock-based Compensation

The stock-based compensation expense by line item in the unaudited condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended October 31,
	2025			2024
	Option and RSU Grants	Co-Founder RSUs	Total	Option, RSU, and RSA Grants
Platform cost of revenue	$1,341	$—	$1,341	$1,586
Professional services and other cost of revenue	1,214	—	1,214	1,123
Sales and marketing	6,502	—	6,502	4,080
Research and development	14,348	—	14,348	10,308
General and administrative	12,740	13,515	26,255	8,329
Total stock-based compensation expense	$36,145	$13,515	$49,660	$25,426

	Nine Months Ended October 31,
	2025			2024
	Option and RSU Grants	Co-Founder RSUs	Total	Option, RSU, and RSA Grants
Platform cost of revenue	$3,874	$—	$3,874	$3,968
Professional services and other cost of revenue	3,631	—	3,631	3,024
Sales and marketing	18,350	—	18,350	11,493
Research and development	37,128	—	37,128	27,307
General and administrative	39,629	40,104	79,733	23,258
Total stock-based compensation expense	$102,612	$40,104	$142,716	$69,050

Stock Options with Service-Only Conditions

Activity for stock options that contain service only vesting conditions was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Options	Price	(years)
Outstanding as of January 31, 2025	5,806,607	$14.67	5.10
Granted	—	$—
Exercised	(1,635,832)	$13.35
Cancelled/Forfeited	(9,981)	$36.22
Outstanding as of October 31, 2025	4,160,794	$15.14	4.63
Exercisable as of October 31, 2025	4,087,778	$15.15	4.62

Total unrecognized compensation cost related to stock options with service only vesting conditions as of October 31, 2025 was $3.1 million, which is expected to be recognized over a remaining weighted average period of approximately 0.5 years.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Options with Performance Conditions

Stock option activity for awards with performance or market vesting conditions consisted of the following:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Options	Price	(years)
Outstanding as of January 31, 2025	800,248	$13.64	5.92
Granted	—	$—
Exercised	(48,943)	$14.32
Cancelled/Forfeited	—	$—
Outstanding as of October 31, 2025	751,305	$13.59	5.23
Exercisable as of October 31, 2025	287,856	$14.32	5.33

As of October 31, 2025, the Co-founders held options to purchase 340,676 shares of Class B common stock that vest upon the satisfaction of both a service and performance condition. The performance condition was satisfied upon the effectiveness of the IPO in fiscal 2025 and the service condition will be satisfied over a four-year period commencing on the IPO date with 25% vesting one year from the date of the IPO and the remainder vesting monthly thereafter. The awards expire ten years from issuance. The Company recognized less than $0.1 million and $0.2 million of stock-based compensation expense in the three and nine months ended October 31, 2025, respectively, and unrecognized stock-based compensation expense for these stock options was $0.3 million as of October 31, 2025.

As of October 31, 2025, the Company had stock options outstanding to purchase 122,773 shares of Class A common stock that vest upon the satisfaction of both a service and performance condition. The performance condition was satisfied upon the effectiveness of the IPO in fiscal 2025 and the service condition will be satisfied over a one-year period commencing one year from the date of the IPO. The awards expire ten years from issuance. The Company recognized $0.3 million and $1.2 million in the three and nine months ended October 31, 2025, respectively, and unrecognized stock-based compensation expense for these stock options was $0.7 million as of October 31, 2025.

As of October 31, 2025, the Company had 287,856 stock options outstanding to purchase shares of Class A common stock that cliff vest upon the achievement of a performance condition of either (i) a revenue target, provided that the target is met before the end of fiscal 2026, or (ii) at the discretion of the audit committee of the board of directors of the Company, a trailing 12 month revenue target commensurate with a specified annual recurring revenue threshold, and the employees providing continuous service to the Company through the date the performance condition is met. At the end of fiscal 2024, the Company concluded it was probable that the Company would attain the revenue target in fiscal 2026. In September 2025, the audit committee of the board of directors concluded that the revenue target performance condition related to these stock options was met during the three months ended July 31, 2025 based on the Company’s actual revenue recognized during the trailing 12-month period, and, as a result, there was no remaining unrecognized stock-based compensation expense for these stock options as of October 31, 2025.

RSUs with Service-Only Conditions

RSUs subject to service-only vesting condition requirements consisted of the following:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 31, 2025	4,142,583	$66.31
Granted	2,834,133	$118.33
Released	(1,353,420)	$69.06
Forfeited	(643,909)	$82.23
Unvested as of October 31, 2025	4,979,387	$92.17

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Total unrecognized stock-based compensation expense related to RSUs with service-only conditions as of October 31, 2025 was $427.3 million which is expected to be recognized over a remaining weighted average period of approximately 3.1 years.

RSUs with Performance Conditions or Market Conditions

RSU activity for awards with performance or market vesting conditions consisted of the following:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 31, 2025	7,934,292	$44.03
Granted	—	$—
Released	(547,373)	$58.40
Forfeited	(168,011)	$54.73
Unvested as of October 31, 2025	7,218,908	$42.69

The Company had previously issued RSUs that cliff vest upon the achievement of a performance condition of either (i) a revenue target provided that target is met before the end of fiscal 2026 or (ii) at the discretion of the audit committee of the board of directors, a trailing 12-month revenue target commensurate with a specified annual recurring revenue threshold, and the employees providing continuous service to the Company through the date the performance condition is met. At the end of fiscal 2024, the Company concluded it was probable that the Company would attain the revenue target in fiscal 2026. In September 2025, the audit committee of the board of directors concluded that the revenue target performance condition related to these RSUs was met during the three months ended July 31, 2025 based on the Company’s actual revenue recognized during the trailing 12-month period, and, as a result, all of such RSUs vested and settled in Class A common stock. As of October 31, 2025, none of these RSUs remained outstanding, and there was no remaining unrecognized stock-based compensation expense for these RSUs.

As of October 31, 2025, the Company had 621,124 RSUs outstanding that vest upon the satisfaction of both a performance and service condition, where the performance condition was satisfied upon the effectiveness of the IPO and the service condition is satisfied over a period of approximately four years from the date of grant subject to the employee continuing to provide service to the Company through the RSU Release Date. In addition, the Company had 76,859 RSUs outstanding that vest upon the satisfaction of a performance and a service condition, where the performance condition was satisfied upon the completion of the IPO and the service condition will be satisfied over four quarterly periods commencing approximately one year after the date of the IPO. During the three and nine months ended October 31, 2025, the Company recognized stock-based compensation expense of $2.8 million and $12.6 million, respectively, related to these awards and unrecognized stock-based compensation expense for these RSUs was $14.8 million as of October 31, 2025. These RSUs are to be settled in Class A common stock upon vesting.

As a result of the fiscal 2025 tender offer, the Company had 35,459 RSUs outstanding as of October 31, 2025 that vest upon the satisfaction of both a two-year service condition and a performance condition where the performance condition was satisfied upon the effectiveness of the IPO and the service condition is satisfied over a period of approximately two years from the date the tender offer closed, subject to the employee continuing to provide service to the Company through the RSU Release Date. During the three and nine months ended October 31, 2025, the Company recognized stock-based compensation expense of $0.1 million and $0.5 million, respectively, related to these awards and unrecognized stock-based compensation expense for these RSUs was $0.1 million as of October 31, 2025. These RSUs are to be settled in Class A common stock upon vesting.

In October 2024, the Company granted each of the Co-Founders an award of 3,241,544 performance-based RSUs (“Co-Founder RSUs”). Each performance-based RSU represents the right to be issued a share of Class B common stock following vesting. The performance-based RSUs vest on or after 180 days following the completion of an initial public offering based on achieving volume weighted-average closing trading prices of the Company’s common stock over a six-month or 90-day period, as applicable, ranging from $140.00 per share to $440.00 per share (the “stock price hurdle”), subject to the Co-Founders being employed as Chief Executive Officer, co-Chief Executive Officer or President as of the vesting date. Any RSUs for which the applicable stock price hurdle has not been achieved on or before October 21, 2034 will automatically be forfeited. The Company’s estimate of the grant date fair value of these RSUs of $263.6 million was estimated using a Monte Carlo simulation model that incorporates the likelihood of achieving the stock price hurdles. The Company commenced recognition of stock-based compensation expense upon completion of the IPO in fiscal 2025 over the estimated weighted-average derived service period of

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

approximately five years. During the three and nine months ended October 31, 2025, the Company recognized stock-based compensation expense of $13.5 million and $40.1 million, respectively, related to these awards. Unrecognized stock-based compensation expense for these RSUs was $208.5 million as of October 31, 2025 and is expected to be recognized over the remaining derived service period for each stock price hurdle tranche, unless the stock price hurdle is achieved prior to the end of derived service period in which case the expense for that stock price hurdle will be accelerated. As of October 31, 2025, the weighted average remaining derived service period for these RSUs was 4.1 years. These RSUs are to be settled in Class B common stock upon vesting.

11.
Income Taxes

The Company calculates income tax expense (benefit) in interim periods by applying an estimated annual effective tax rate to income (loss) before income taxes and by calculating the tax effect of discrete items recognized during the period.

The provision for income taxes differed from applying the U.S. federal statutory rate to the Company’s loss before income taxes primarily due to the effects of valuation allowances, foreign taxes, state taxes, the deferred tax expense from the amortization of indefinite-lived tax amortizable goodwill, and a release of a portion of the Company’s U.S. valuation allowance due to the Conduit business combination.

12.
Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net loss	$(39,527)	$(46,460)	$(118,116)	$(138,151)
Accretion of non-convertible preferred stock	—	(14,652)	—	(41,608)
Net loss attributable to common stockholders	$(39,527)	$(61,112)	$(118,116)	$(179,759)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	93,273,982	35,094,547	91,794,072	34,690,079
Net loss per share, basic and diluted	$(0.42)	$(1.74)	$(1.29)	$(5.18)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders as of October 31, 2025 and 2024 because including them would have been anti-dilutive:

	As of October 31,
	2025	2024
Redeemable convertible preferred stock	—	42,465,855
Stock options with service-only conditions	4,160,794	6,097,671
Unvested RSUs with service-only conditions	4,979,387	3,822,802
Stock options with performance or market conditions	751,305	800,248
Unvested early exercise of options	31,754	36,963
Unvested RSAs with service-only conditions	—	16,006
Acquisition indemnity shares withheld	—	41,959
Unvested RSUs with performance conditions	7,218,908	7,997,802

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

Our platform enables impactful outcomes for our customers, including accelerating revenue and driving operational efficiency, all while improving the experience for both end customers and contractors. As customers experience the significant business acceleration benefits of our platform, we have often observed our customers hire more technicians, increase gross transaction volume (“GTV”), representing total dollars invoiced by our customers to end customers through our platform, and adopt more add-on products. Increased customer adoption of our platform leads to further data and insights, allowing us to build more differentiated features and address opportunities in new trades, use cases and customer subsegments. All of this allows us to drive more growth and efficiency for customers, delivering outsized return on investment (“ROI”), in our products. For the three and nine months ended October 31, 2025, we processed $21.7 billion and $62.4 billion of GTV, respectively, and for the three and nine months ended October 31, 2024, we processed $17.8 billion and $51.5 billion of GTV, respectively.

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

Retain and Expand Our Existing Customer Relationships

Our ability to retain and increase the revenue we earn from existing customers is a key driver of our future business performance and depends on our customers renewing their subscriptions to our platform, expanding their number of users, increasing their usage of existing solutions and adopting additional products, driven by the three key strategies described below. We have observed that as customers experience the significant business acceleration benefits of our platform, they typically not only remain on our platform but also often hire more technicians and adopt more of our products. Our ability to retain and expand customer relationships is evidenced by our net dollar retention rate, which was over 110% for the three months ended October 31, 2025.1

Retain Our Customers. Our customer relationship begins with a thorough onboarding process. Then, our customers deploy our platform end-to-end across their entire organization, meaning the ServiceTitan platform powers their workflows and is the primary interface used by their employees. As a result, we become deeply embedded as the operating system that powers our customers’ businesses. Over time, our Customer Success Management teams work closely with our customers to assist them in fully utilizing our platform.

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

Build New Products to Extend Our Platform. We have a culture of significant innovation evidenced by the extension of our platform’s capabilities over time, producing new workflows across trades. We intend to continue to judiciously invest in research and development to expand the functionality of our platform, to develop new add-on products and to broaden our capabilities to address new market opportunities across trades. Powering key workflows of our customers through our Core product positions us to deliver value-added Pro and FinTech products that complement our Core product. We build Pro and FinTech products as an integrated add-on to our expansive Core product offering to deliver our customers business outcomes in a way that we believe no individual, standalone point solution can. As we continue to innovate and execute on our product roadmap, we believe customers will continue to find our new products additive and therefore continue to adopt them. We believe that there is further potential to expand our market opportunity by building new products to earn an even greater potential share of our customers’ GTV in the future. While our ingrained industry position and exposure to the trades facilitate efficient product development opportunities, innovating new products will continue to require substantial time and research and development resources.

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

Cost of Revenue

Platform

Cost of platform revenue consists of personnel-related costs and costs related to the provisioning of our platform services. Personnel-related costs primarily include salary, employee benefits, bonuses and stock-based compensation related to our customer support team and certain customer success personnel. Costs related to the provisioning of our platform services primarily comprises of fees paid to third-party service providers associated with delivery of Pro and FinTech products, platform infrastructure and server costs, call tracking fees, and payment processing fees. In addition, cost of platform revenue includes amortization of certain acquired intangible assets, amortization of capitalized internal-use software costs directly related to our cloud-based software solution and allocated overhead, which we define as costs such as depreciation, rent, utilities, and other facilities-related costs that are allocated across our expense categories based on headcount.

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

General and Administrative Expense

General and administrative expense consists primarily of personnel-related costs for our executive, finance, legal, information systems, operations and human resource teams. Personnel-related costs primarily include salary, employee benefits, bonuses and stock-based compensation. General and administrative expense also includes professional fees, other outside consulting expenses, acquisition-related expenses and allocated overhead. We expect that general and administrative expense will increase on an absolute dollar basis, but over time decrease as a percentage of total revenue, as we focus on the efficiency of our processes and systems to enable our internal support functions to scale with the growth of our business. We expect increases to general and administrative expense to support our growth and as we incur the costs of compliance associated with being a public company, including increased accounting and legal expenses.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense related to our debt arrangements with financial institutions, interest income earned on our cash and cash equivalents, gains or losses on foreign currency transactions and miscellaneous other income and expense.

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

Included in U.S. H.R. 1 (119th Congress), which was signed into law in July 2025, are certain changes to the Internal Revenue Code including, but not limited to, deductions for domestic research and development expenditures and federal bonus depreciation. As the legislation was enacted within the nine months ended October 31, 2025, the Company has considered and reflected the impacts on the condensed consolidated financial statements. Due to our current year loss before income taxes and valuation allowance, the legislation did not have a material impact on the condensed consolidated financial statements for the nine months ended October 31, 2025, nor is it expected to have a material impact on the condensed consolidated financial statements for the full fiscal year 2026.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Platform	$239,581	$191,190	$680,289	$539,412
Professional services and other	9,582	8,085	26,689	23,185
Total revenue	249,163	199,275	706,978	562,597
Cost of revenue:
Platform	54,526	52,204	156,554	149,197
Professional services and other	18,297	17,126	54,339	50,649
Total cost of revenue	72,823	69,330	210,893	199,846
Gross profit	176,340	129,945	496,085	362,751
Operating expenses:
Sales and marketing	78,270	67,795	217,037	183,614
Research and development	78,522	65,935	220,727	186,997
General and administrative	61,774	40,263	184,855	122,226
Total operating expenses	218,566	173,993	622,619	492,837
Loss from operations	(42,226)	(44,048)	(126,534)	(130,086)
Other income (expense), net
Interest expense	(2,041)	(3,974)	(6,133)	(12,324)
Interest income	5,124	1,778	14,847	5,128
Other income (expense), net	217	185	903	395
Total other income (expense), net	3,300	(2,011)	9,617	(6,801)
Loss before income taxes	(38,926)	(46,059)	(116,917)	(136,887)
Provision for income taxes	601	401	1,199	1,264
Net loss	$(39,527)	$(46,460)	$(118,116)	$(138,151)

Comparison of the Three Months Ended October 31, 2025 and 2024

Revenue

	Three Months Ended October 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Revenue
Platform	$239,581	$191,190	$48,391	25%
Professional services and other	9,582	8,085	1,497	19%
Total revenue	$249,163	$199,275	$49,888	25%

Platform revenue increased by $48.4 million, or 25%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. This increase was primarily driven by subscription revenue, which increased by $37.5 million, or 26%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. In addition, revenue from our usage-based products increased by $10.9 million, or 24%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. This increase was primarily driven by increases in gross transaction volume and higher earn rate generated on that volume.

Professional services and other revenue increased by $1.5 million, or 19%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. This increase was primarily driven by a higher volume of services performed.

Cost of Revenue

	Three Months Ended October 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Cost of revenue
Platform	$54,526	$52,204	$2,322	4%
Professional services and other	18,297	17,126	1,171	7%
Total cost of revenue	$72,823	$69,330	$3,493	5%
Gross profit	$176,340	$129,945
Platform gross margin	77.2%	72.7%
Professional services and other gross margin	(91.0)%	(111.8)%
Total gross margin	70.8%	65.2%

Platform cost of revenue increased by $2.3 million, or 4%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. The increase was primarily due to a $4.3 million increase in costs to deliver our Core, Pro, and FinTech products driven by the increase in our subscription and usage-based revenue. This increase was partially offset by a decrease in personnel-related costs, which decreased $2.1 million primarily due to the shift in the roles of our customer success function to sales and marketing activities at the beginning of fiscal 2026. Platform gross margin increased to 77.2% for the three months ended October 31, 2025, compared to 72.7% for the three months ended October 31, 2024, primarily due to the shift of certain customer success costs to sales and marketing, a decrease in impairment losses on operating lease assets and related property and equipment and improved efficiencies in delivering our platform at scale.

Professional services and other cost of revenue increased by $1.2 million, or 7%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. The increase was primarily due to an increase of $1.6 million in personnel-related costs driven by an increase in headcount. This increase was partially offset by a decrease of $0.6 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use. Professional services and other gross margin improved to (91.0)% for the three months ended October 31, 2025, compared to (111.8)% for the three months ended October 31, 2024, primarily due to cost savings from reduced third-party professional services fees.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended October 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Sales and marketing expense	$78,270	$67,795	$10,475	15%
Sales and marketing expense as a percentage of revenue	31%	34%

Sales and marketing expense increased by $10.5 million, or 15%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. The increase in sales and marketing expense was primarily driven by an increase of $8.1 million in personnel-related costs, which included an increase of $2.4 million in stock-based compensation expense and an increase of $1.9 million in commissions. This increase in personnel-related costs was primarily driven by an increase in headcount and, beginning in fiscal 2026, we shifted the roles of our customer success function to focus on both customer retention and customer expansion, and as a result, certain customer success costs are now being recorded in sales and marketing.

Research and Development Expense

	Three Months Ended October 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Research and development expense	$78,522	$65,935	$12,587	19%
Research and development expense as a percentage of revenue	32%	33%

Research and development expense increased by $12.6 million, or 19%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. The increase in research and development expense was primarily driven by an increase of $10.4 million in personnel-related costs, which included a $4.0 million increase in stock-based compensation expense, driven by an increase in headcount, and an increase of $2.0 million in infrastructure and server costs. These increases were partially offset by a decrease of $1.5 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use.

General and Administrative Expense

	Three Months Ended October 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
General and administrative expense	$61,774	$40,263	$21,511	53%
General and administrative expense as a percentage of revenue	25%	20%

General and administrative expense increased by $21.5 million, or 53%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. The increase in general and administrative expense was primarily driven by a $19.7 million increase in personnel-related costs primarily driven by an increase of $17.9 million in stock-based compensation. The increase in stock-based compensation includes $13.5 million related to performance-based RSUs granted to our Co-Founders in October 2024. There was an additional increase of $1.6 million in third-party consulting costs related to legal, consulting and audit services. These increases were partially offset by a decrease of $3.7 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use.

Other Income (Expense), Net

	Three Months Ended October 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Other income (expense), net	$3,300	$(2,011)	$5,311	(264)%

Other income, net, was $3.3 million for the three months ended October 31, 2025, compared to other expense, net, of $2.0 million for the three months ended October 31, 2024. The increase was primarily due to a $3.3 million increase in interest income due to a higher cash balance as well as a decrease in interest expense of $1.9 million due to a lower debt balance in the three months ended October 31, 2025 resulting from the repayment of all amounts outstanding under our Revolver Facility that occurred in January 2025.

Provision for Income Taxes

	Three Months Ended October 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Provision for income taxes	$601	$401	$200	50%

Our provision for income taxes increased by $0.2 million, or 50%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The change is primarily driven by the variability in the income (loss) before income taxes of our foreign subsidiaries and their related tax effects and a release of a portion of the Company’s U.S. valuation allowance due to the acquisition of Conduit that occurred during the three months ended October 31, 2025.

Comparison of the Nine Months Ended October 31, 2025 and 2024

Revenue

	Nine Months Ended October 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Revenue
Platform	$680,289	$539,412	$140,877	26%
Professional services and other	26,689	23,185	3,504	15%
Total revenue	$706,978	$562,597	$144,381	26%

Platform revenue increased by $140.9 million, or 26%, for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024. This increase was primarily driven by subscription revenue, which increased by $111.2 million, or 27%, for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024. In addition, revenue from our usage-based products increased by $29.6 million, or 23%, for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024. This increase was primarily driven by increases in gross transaction volume and higher earn rate generated on that volume.

Professional services and other revenue increased by $3.5 million, or 15%, for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024. This increase was primarily driven by a higher volume of services performed.

Cost of Revenue

	Nine Months Ended October 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Cost of revenue
Platform	$156,554	$149,197	$7,357	5%
Professional services and other	54,339	50,649	3,690	7%
Total cost of revenue	$210,893	$199,846	$11,047	6%
Gross profit	$496,085	$362,751
Platform gross margin	77.0%	72.3%
Professional services and other gross margin	(103.6)%	(118.5)%
Total gross margin	70.2%	64.5%

Platform cost of revenue increased by $7.4 million, or 5%, for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024. The increase was primarily due to a $12.5 million increase in costs to deliver our Core, Pro, and FinTech products driven by the increase in our subscription and usage-based revenue and a $4.1 million increase in amortization of capitalized internally developed software. These increases were partially offset by a decrease of $4.4 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use. In addition, personnel-related costs decreased $4.3 million primarily, due to the shift in the roles of our customer success function to sales and marketing activities at the beginning of fiscal 2026, and depreciation expense decreased by $1.2 million. Platform gross margin increased to 77.0% for the nine months ended October 31, 2025, compared to 72.3% for the nine months ended October 31, 2024, primarily due to the shift of certain customer success costs to sales and marketing, a decrease in impairment losses on operating lease assets and related property and equipment, and improved efficiencies in delivering our platform at scale.

Professional services and other cost of revenue increased by $3.7 million, or 7%, for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024. The increase was primarily due to an increase of $5.8 million in personnel-related costs driven by an increase in headcount and an increase of $1.7 million in employee benefit expenses primarily related to health insurance. These increases were partially offset by a decrease of $1.8 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use and a decrease of $1.7 million in third-party consulting costs. Professional services and other gross margin improved to (103.6)% for the nine months ended October 31, 2025, compared to (118.5)% for the nine months ended October 31, 2024, primarily due to cost savings from a decrease in impairment loss that was recognized in the prior period and reduced third-party professional services fees.

Operating Expenses

Sales and Marketing Expense

	Nine Months Ended October 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Sales and marketing expense	$217,037	$183,614	$33,423	18%
Sales and marketing expense as a percentage of revenue	31%	33%

Sales and marketing expense increased by $33.4 million, or 18%, for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024. The increase in sales and marketing expense was primarily driven by an increase of $28.7 million in personnel-related costs, which included a $6.9 million increase in stock-based compensation expense related to new equity granted as part of our annual performance cycle, as well as expense associated with equity awards that began vesting upon the successful completion of our IPO. This increase in personnel-related costs also included an increase of $2.6 million in sales commissions. There was an additional increase of $4.1 million in employee benefit expenses primarily related to health insurance and $3.5 million in marketing and advertising costs. Additionally, beginning in fiscal 2026, we shifted the roles of our customer success function to focus on both customer retention and customer expansion, and as a result, certain customer success costs are now being recorded in sales and marketing. These increases were partially offset by a decrease of $5.1 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use.

Research and Development Expense

	Nine Months Ended October 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Research and development expense	$220,727	$186,997	$33,730	18%
Research and development expense as a percentage of revenue	31%	33%

Research and development expense increased by $33.7 million, or 18%, for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024. The increase in research and development expense was primarily driven by an increase of $32.5 million in personnel-related costs, which included a $9.8 million increase in stock-based compensation expense, driven by an increase in headcount, an increase of $3.7 million in employee benefit expenses primarily related to health insurance and an increase of $3.2 million in infrastructure and server costs. These increases were partially offset by a decrease of $5.0 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use.

General and Administrative Expense

	Nine Months Ended October 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
General and administrative expense	$184,855	$122,226	$62,629	51%
General and administrative expense as a percentage of revenue	26%	22%

General and administrative expense increased by $62.6 million, or 51%, for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024. The increase in general and administrative expense was primarily driven by a $63.9 million increase in personnel-related costs primarily driven by an increase of $56.5 million in stock-based compensation. The increase in stock-based compensation includes $40.1 million related to performance-based RSUs granted to our Co-Founders in October 2024. The remainder of the increase reflected new awards issued as part of our annual performance cycle and expense associated with equity awards that began vesting upon the successful completion of our IPO. Additionally, there was an increase of $5.3 million in third-party consulting costs related to legal, consulting and audit services, and our allowance for credit losses increased $4.5 million for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024 as we further integrated acquired businesses and aligned our processes. There was an additional increase of $2.2 million in corporate insurance and employee benefit expenses primarily related to health insurance. These increases were partially offset by a decrease of $14.1 million of impairment losses on operating lease assets and related property and equipment for a portion of our headquarters space that we ceased to use.

Other Income (Expense), Net

	Nine Months Ended October 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Other income (expense), net	$9,617	$(6,801)	$16,418	(241)%

Other income, net, was $9.6 million for the nine months ended October 31, 2025, compared to other expense, net, of $6.8 million for the nine months ended October 31, 2024. The increase was primarily due to a $9.7 million increase in interest income due to a higher cash balance, as well as a decrease in interest expense of $6.2 million due to a lower debt balance in the nine months ended October 31, 2025 resulting from the repayment of all amounts outstanding under our Revolver Facility that occurred in January 2025.

Provision for Income Taxes

	Nine Months Ended October 31,		Change
	2025	2024	$	Percent
	(dollars in thousands)
Provision for income taxes	$1,199	$1,264	$(65)	(5)%

Our provision for income taxes decreased by less than $0.1 million, or 5%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. The change is primarily driven by the variability in the income (loss) before income taxes of our foreign subsidiaries and their related tax effects and a release of a portion of the Company’s U.S. valuation allowance due to the acquisition of Conduit that occurred during the nine months ended October 31, 2025.

Non-GAAP Financial Measures

In addition to our results prepared in accordance with GAAP, we believe non-GAAP gross profit and non-GAAP gross margin, in total and for platform, and professional services and other, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP income from operations, non-GAAP operating margin, and non-GAAP net income are useful in evaluating our operating performance.

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

The following table reflects the reconciliation of GAAP gross profit to non-GAAP gross profit and GAAP gross margin to non-GAAP gross margin for the periods presented:

	Platform		Professional Services and Other		Total
	Three Months Ended October 31,		Three Months Ended October 31,		Three Months Ended October 31,
	2025	2024	2025	2024	2025	2024
	(in thousands)
GAAP gross profit	$185,055	$138,986	$(8,715)	$(9,041)	$176,340	$129,945
Stock-based compensation expense and related employer payroll taxes	1,483	1,634	1,357	1,159	2,840	2,793
Amortization of acquired intangible assets	5,581	5,533	334	334	5,915	5,867
Loss on operating lease assets	—	1,189	—	563	—	1,752
Non-GAAP gross profit	$192,119	$147,342	$(7,024)	$(6,985)	$185,095	$140,357

	Platform		Professional Services and Other		Total
	Three Months Ended October 31,		Three Months Ended October 31,		Three Months Ended October 31,
	2025	2024	2025	2024	2025	2024
GAAP gross margin	77.2%	72.7%	(91.0)%	(111.8)%	70.8%	65.2%
Stock-based compensation expense and related employer payroll taxes	0.6%	0.9%	14.2%	14.3%	1.1%	1.4%
Amortization of acquired intangible assets	2.3%	2.9%	3.5%	4.1%	2.4%	2.9%
Loss on operating lease assets	0.0%	0.6%	0.0%	7.0%	0.0%	0.9%
Non-GAAP gross margin*	80.2%	77.1%	(73.3)%	(86.4)%	74.3%	70.4%

	Platform		Professional Services and Other		Total
	Nine Months Ended October 31,		Nine Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024	2025	2024
	(in thousands)
GAAP gross profit	$523,735	$390,215	$(27,650)	$(27,464)	$496,085	$362,751
Stock-based compensation expense and related employer payroll taxes	4,365	4,161	4,105	3,165	8,470	7,326
Amortization of acquired intangible assets	16,647	16,369	1,002	1,452	17,649	17,821
Restructuring charges	—	386	—	129	—	515
Loss on operating lease assets	960	5,390	751	2,556	1,711	7,946
Non-GAAP gross profit	$545,707	$416,521	$(21,792)	$(20,162)	$523,915	$396,359

	Platform		Professional Services and Other		Total
	Nine Months Ended October 31,		Nine Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024	2025	2024
GAAP gross margin	77.0%	72.3%	(103.6)%	(118.5)%	70.2%	64.5%
Stock-based compensation expense and related employer payroll taxes	0.6%	0.8%	15.4%	13.7%	1.2%	1.3%
Amortization of acquired intangible assets	2.4%	3.0%	3.8%	6.3%	2.5%	3.2%
Restructuring charges	0.0%	0.1%	0.0%	0.6%	0.0%	0.1%
Loss on operating lease assets	0.1%	1.0%	2.8%	11.0%	0.2%	1.4%
Non-GAAP gross margin*	80.2%	77.2%	(81.7)%	(87.0)%	74.1%	70.5%

* Totals may not foot due to rounding.

Non-GAAP Sales and Marketing Expense

We define non-GAAP sales and marketing expense as GAAP sales and marketing expense excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, restructuring charges and loss on operating lease assets.

The following table reflects the reconciliation of GAAP sales and marketing expense to non-GAAP sales and marketing expense for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
GAAP sales and marketing expense	$78,270	$67,795	$217,037	$183,614
Stock-based compensation expense and related employer payroll taxes	(6,818)	(4,132)	(20,080)	(11,776)
Amortization of acquired intangible assets	(5,466)	(5,606)	(16,496)	(16,662)
Restructuring charges	—	—	—	(292)
Loss on operating lease assets	—	(1,467)	(1,765)	(6,900)
Non-GAAP sales and marketing expense	$65,986	$56,590	$178,696	$147,984

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

The following table reflects the reconciliation of GAAP research and development expense to non-GAAP research and development expense for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
GAAP research and development expense	$78,522	$65,935	$220,727	$186,997
Stock-based compensation expense and related employer payroll taxes	(14,875)	(10,451)	(39,841)	(28,060)
Acquisition-related items	—	—	—	(250)
Restructuring charges	—	—	—	(991)
Loss on operating lease assets	—	(1,468)	(1,679)	(6,711)
Non-GAAP research and development expense	$63,647	$54,016	$179,207	$150,985

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

The following table reflects the reconciliation of GAAP general and administrative expense to non-GAAP general and administrative expense for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
GAAP general and administrative expense	$61,774	$40,263	$184,855	$122,226
Stock-based compensation expense and related employer payroll taxes	(13,178)	(8,408)	(41,655)	(23,600)
Stock-based compensation expense - Co-Founders performance based RSUs	(13,515)	—	(40,104)	—
Acquisition-related items	(1,121)	(6)	(1,121)	(1,933)
Restructuring charges	—	—	—	(698)
Loss on operating lease assets	—	(3,660)	(2,877)	(16,958)
Non-GAAP general and administrative expense	$33,960	$28,189	$99,098	$79,037

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

The following table reflects the reconciliation of GAAP loss from operations to non-GAAP income from operations and GAAP operating margin to non-GAAP operating margin for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
GAAP loss from operations	$(42,226)	$(44,048)	$(126,534)	$(130,086)
Stock-based compensation expense and related employer payroll taxes	37,711	25,784	110,046	70,762
Stock-based compensation expense - Co-Founders performance based RSUs	13,515	—	40,104	—
Amortization of acquired intangible assets	11,381	11,473	34,145	34,483
Restructuring charges	—	—	—	2,496
Acquisition-related items	1,121	6	1,121	2,183
Loss on operating lease assets	—	8,347	8,032	38,515
Non-GAAP income from operations	$21,502	$1,562	$66,914	$18,353

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
GAAP operating margin	(16.9)%	(22.1)%	(17.9)%	(23.1)%
Stock-based compensation expense and related employer payroll taxes	15.1%	12.9%	15.6%	12.6%
Stock-based compensation expense - Co-Founders performance based RSUs	5.4%	0.0%	5.7%	0.0%
Amortization of acquired intangible assets	4.6%	5.8%	4.8%	6.1%
Restructuring charges	0.0%	0.0%	0.0%	0.4%
Acquisition-related items	0.4%	0.0%	0.2%	0.4%
Loss on operating lease assets	0.0%	4.2%	1.1%	6.8%
Non-GAAP operating margin*	8.6%	0.8%	9.5%	3.3%

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
GAAP net loss	$(39,527)	$(46,460)	$(118,116)	$(138,151)
Stock-based compensation expense and related employer payroll taxes	37,711	25,784	110,046	70,762
Stock-based compensation expense - Co-Founders performance based RSUs	13,515	—	40,104	—
Amortization of acquired intangible assets	11,381	11,473	34,145	34,483
Restructuring charges	—	—	—	2,496
Acquisition-related items	1,121	6	1,121	2,183
Loss on operating lease assets	—	8,347	8,032	38,515
Income tax effects related to the above adjustments (1)	(387)	(298)	(776)	(1,207)
Non-GAAP net income (loss)	$23,814	$(1,148)	$74,556	$9,081

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
GAAP net cash provided by operating activities	$43,780	$15,534	$69,550	$21,626
Capitalized internal-use software	(4,106)	(3,961)	(15,508)	(14,161)
Purchase of property and equipment	(1,602)	(1,002)	(4,004)	(2,803)
Deposits for property and equipment	(371)	—	(371)	—
Non-GAAP free cash flow	$37,701	$10,571	$49,667	$4,662

Liquidity and Capital Resources

Since our inception, we have financed our operations, capital expenditures and acquisitions primarily through issuance of redeemable convertible preferred stock, non-convertible preferred stock, debt and through payments received from our customers, as well as the proceeds from our initial public offering. As of October 31, 2025, we had cash and cash equivalents of $493.2 million and $140.0 million available under the Credit Agreement, as defined below. Cash and cash equivalents consisted of checking accounts and money market funds with maturities less than 90 days from the date of purchase.

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

The Term Loan and Revolver Facility will mature in January 2028 and bear interest at a floating rate at our option of either (i) a term Secured Overnight Financing Rate (“SOFR”), based rate for a specified interest period plus an applicable margin, which is initially 2.5% per annum and ranges from 2.25% to 3.00% per annum based on a ratio of outstanding debt to annual recurring revenue, or (ii) a base rate plus an applicable margin, which is initially 1.5% per annum and ranges from 1.25% to 2.0% per annum based on the ratio of total outstanding debt to annual recurring revenue. On the first day of each calendar quarter, we were required to repay an aggregate principal amount equal to 0.25% of the aggregate original principal amount of the Term Loan, which repayment amount became fixed at approximately $0.3 million beginning January 1, 2025. The Revolver Facility will incur a 0.25% annual fee for undrawn amounts.

As of October 31, 2025, we had total debt of $104.6 million, consisting of the outstanding principal balance of the Term Loan of $106.2 million, net of unamortized debt issuance costs of $1.6 million. There was no balance drawn under the Revolver Facility.

Cash Flows

The following table summarizes our cashflows for the periods indicated:

	Nine Months Ended October 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$69,550	$21,626
Net cash used in investing activities	(39,664)	(18,148)
Net cash provided by (used in) financing activities	21,133	(17,255)
Net change in cash, cash equivalents, and restricted cash	$51,019	$(13,777)

Operating Activities

Net cash provided by operating activities was $69.6 million for the nine months ended October 31, 2025. This primarily related to our non-cash charges of $231.7 million, adjusted for our net loss of $118.1 million and net cash outflows of $44.1 million from changes in our operating assets and liabilities. The primary drivers of the changes in our operating assets and liabilities related to an increase in deferred contract costs and contract assets of $24.2 million, an increase in accounts receivable of $15.4 million, a decrease of lease liabilities of $6.4 million, a decrease in accrued personnel related expenses of $6.0 million, an increase in prepaid expenses and other current assets of $1.6 million. These were partially offset by an increase in accounts payable and other accrued expenses of $6.9 million, and an increase in deferred revenue of $1.8 million.

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

Investing Activities

Net cash used in investing activities was $39.7 million for the nine months ended October 31, 2025. This primarily consisted of $19.8 million of cash paid, net of cash acquired for the acquisition of Conduit, and cash outflows of $15.5 million for the investments in capitalized internal-use software and $4.0 million for the purchase of property and equipment.

Net cash used in investing activities was $18.1 million for the nine months ended October 31, 2024. This consisted of cash outflows of $14.2 million for the investments in capitalized internal-use software and $2.8 million for the purchase of property and equipment, and $1.2 million of cash paid, net of cash acquired for the acquisition of Convex.

Financing Activities

Net cash provided by financing activities was $21.1 million for the nine months ended October 31, 2025. This consisted primarily of proceeds from the exercise of stock options of $22.5 million. This was partially offset by the repayment of debt of $0.8 million, and payments related to IPO costs of $0.6 million.

Net cash used in financing activities was $17.3 million for the nine months ended October 31, 2024. This consisted primarily of the repurchase of shares for the tax withholdings upon settlement of RSUs of $19.0 million, the repayment of debt of $1.4 million, and payments related to IPO costs of $0.9 million. These were partially offset by proceeds from the exercise of stock options of $4.3 million.

JOBS Act Accounting Election

As of the filing of this Quarterly Report, we are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period until we are no longer an EGC or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies. As of July 31, 2025, our aggregate worldwide market value of common equity held by non-affiliates exceeded $700 million. As we meet all other applicable criteria under the Exchange Act, we expect that we will lose EGC status and become a large accelerated filer as of January 31, 2026.

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

Interest Rate Risk

As of October 31, 2025, we had cash and cash equivalents of $493.2 million. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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

Foreign Currency Risk

The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in Canadian dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, Armenia and Canada. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited condensed consolidated financial statements in the nine months ended October 31, 2025. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
general economic conditions, in both domestic and foreign markets;
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

Pandemics, natural disasters, political crises and other unexpected events could also have a direct negative impact on our own operations. Our corporate headquarters are located in California, a region known for seismic activity and that has recently experienced severe fires, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster, such as a fire, mudslide, flood or significant power outage. In addition, depending on the geographic location of the event, a natural disaster, or a series of smaller weather events caused by climate change, could cause performance problems with our technology infrastructure and operations, which could adversely affect our business, financial condition and results of operations.

Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, or outbreaks of pandemic diseases, we may be unable to continue our operations and may experience system interruptions, which could impede our ability to serve technicians when they are needed most. Acts of terrorism and other geopolitical unrest, including in or near Armenia, Macedonia and Poland, where certain of our employees and engineering contractors are located, could also cause disruptions in our business or the business of our contractors, partners, vendors, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate, and could generally adversely affect our brand, reputation, business, financial condition and results of operations.

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

In addition, the use of AI involves significant technical complexity and requires specialized expertise. This specialized expertise can be difficult and costly to obtain given the increasing industry focus on AI development and competition for talent. As a result, it could be expensive for us to maintain and advance our AI developments. We may not apply AI advancements quickly or well enough to our solutions or services to serve our customers, or we may not be able to extract the efficiencies for which AI presents an opportunity. While the use of AI presents opportunities, our failure to adequately leverage such opportunities may erode our competitive advantage, and harm our business and results of operations. Further, our AI solutions rely on third-party proprietary machine learning algorithms and LLMs provided by third parties, such as Microsoft and OpenAI. If we are unable to continue to use such third-party assets, or if such third-party assets become expensive, burdensome, or inefficient for us to use, we may be unable to continue to provide our AI solutions which could harm our business and results of operations. We also face significant competition from other companies with respect to utilizing AI technologies. To the extent AI technology development and utilization from our industry competitors proves to be successful, or more successful than our approach, demand for our platform, and thus our business, could be adversely affected. If we cannot develop, offer, or deploy new AI technologies as effectively, as quickly, and/or as cost-effectively as our competitors, or if we cannot access the infrastructure needed to continue our development, our operating results, relationships with customers, and growth could be materially and adversely affected.

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

Additionally, any content created by using LLMs may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, the content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, the outcome of any one of which may, among other things, require us to limit the ways in which we use AI in our business and may affect our ability to develop our AI solutions and features. While AI-related lawsuits to date have generally focused on the AI service providers themselves, our use of any output produced by a LLM may expose us to claims, increasing our risks of liability. For example, the output produced by LLMs may include information subject to certain rights of publicity or privacy laws or constitute an unauthorized derivative work of the copyrighted material used in training the underlying AI model, any of which could also create a risk of liability for us, or adversely affect our customers and our business or operations. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the GenAI tools used in our business, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual or other rights.

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

Moreover, the regulatory framework for AI (and machine learning technology) is rapidly evolving, and it is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be amended or interpreted in ways that would affect the operation of our business, including the way in which we use AI and machine learning technology. The scope and direction of orders, policies, rules and regulations related to AI and machine learning at the federal level in the United States in the near future is uncertain. In January 2025, President Trump issued an Executive Order that, among other things, requires certain agencies to develop and submit to the President action plans to “sustain and enhance America’s global AI dominance,” and to specifically review all rulemaking taken pursuant to the rescinded Biden executive order and, if possible, rescind any such rulemaking to the extent it is inconsistent with, or presents a barrier to, the Trump Administration’s new executive order. Thus, the Trump Administration may continue to rescind other existing federal orders and/or administrative policies relating to AI technologies or may implement new executive orders and/or other rulemaking relating to AI technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our platform, products, services, or operations to ensure compliance or remain competitive. In July 2025, the U.S. federal government released a policy roadmap and set of initiatives referred to as America’s AI Action Plan. Meanwhile, various U.S. states have enacted laws that regulate the use of AI, including several laws enacted in California in 2024 and 2025 that provide consumers with certain protections around companies’ use of AI, such as by requiring companies to disclose certain uses of GenAI, Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of GenAI in certain consumer interactions. The California Privacy Protection Agency also recently finalized regulations under the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2018 (collectively, the “CCPA”), regarding the use of automated decision-making and providing disclosures to consumers regarding such use. Implementation standards and enforcement practice are likely to remain uncertain for the foreseeable future, and we cannot determine the impact future laws, regulations, standards, or perception of their requirements may have on our platform and our business. We may not always be able to anticipate how to respond to these new or updated laws or regulations, and our ability to provide AI-driven insights and products may be constrained by current or future regulatory requirements in the United States or in non-U.S. jurisdictions that could restrict or impose burdensome and costly requirements on our ability to leverage data in innovative ways. Further, the cost to comply with such laws or regulations, or decisions and/or guidance interpreting existing laws, including the redesign of our platform to achieve compliance, could be significant and could increase our operating expenses, which could adversely affect our business, financial condition and results of operations, and we may be at increased risk of claims against us.

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

Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key personnel throughout our organization. In particular, we are highly dependent on the services of Ara Mahdessian, our co-founder and Chief Executive Officer, and Vahe Kuzoyan, our co-founder and President (together, the “Co-Founders”), each of whom is critical to our ability to achieve our vision and strategic priorities. We rely on our management team in the areas of operations, security, research and development, sales and marketing, support and general and administrative functions. Our employees, including our executive officers, work for us on an “at-will” basis, which means they may terminate their employment with us at any time. If Mr. Mahdessian or Mr. Kuzoyan or one or more of our key personnel or members of our management team resigns or otherwise ceases to provide us with their services, this could impair our ability to execute our growth strategy, have a negative impact on our business, financial condition and results of operations, and cause employee morale problems and the loss of key personnel or members of our management or clients.

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

We believe our current corporate culture fosters innovation, teamwork, passion and focus on execution and has contributed to our success. As we grow and develop our infrastructure, including as a public company, and expand our operations both geographically and across the trades, we may find it difficult to maintain our corporate culture and/or successfully adapt our corporate culture to ongoing changes. Any failure to preserve our culture and/or successfully adapt our culture to changing conditions could harm our future success, including our ability to recruit and retain qualified personnel, innovate and operate effectively, and execute on our business strategies. If we experience any of these risks in connection with future growth, it could impair our ability to attract new customers and retain existing customers and expand their use of our platform, all of which could adversely affect our business, financial condition and results of operations.

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

We also dedicate significant resources to marketing programs, including telemarketing, branded events and digital advertising through services such as Google AdWords. The effectiveness and cost of our online advertising has varied over time, and may vary in the future, due to competition for key search terms, changes in search engine use, changes in the search algorithms used by major search engines and laws, regulations and other obligations relating to privacy or data protection that affect online advertising. These efforts will require us to invest significant financial and other resources. We rely on a variety of direct marketing techniques, including telemarketing, email marketing and direct mail. Our marketing activities, and the marketing activities of our customers, are regulated under laws such as the Telephone Consumer Protection Act, the Telemarketing Sales Rule, and any state equivalents, and various other federal and state laws regarding marketing and solicitation, as well as general data protection laws, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM”), and various state privacy laws, including the CCPA, and other recently passed state laws, that govern these activities and impose significant restrictions on us and our customers. Any violations or perceptions of violations of these laws and regulations may harm our business, financial condition and results of operations. Additionally, any changes to the above-mentioned laws, or any applicable privacy, data protection and cybersecurity laws, their interpretation, or enforcement of such laws by the government or private parties that further restrict the way we interact with our potential customers or generate leads could adversely affect our ability to attract customers and could harm our business, reputation and brand, financial condition and results of operations. For additional information, see “—Risks Related to Data Privacy, Data Protection, Cybersecurity and Technology—The collection, processing, storage, use and disclosure of personal information are governed by a rapidly evolving framework of privacy, data protection, cybersecurity, data transfers or other laws or regulations worldwide and limit the use and adoption of our services and adversely affect our business.”

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

An important feature of our platform is its broad interoperability with a range of devices, web browsers, operating systems and third-party applications. We have integrations with a variety of vendors. As part of our integrations with certain vendors, we have had to make concessions limiting our ability to engage with such vendor’s competitors, which could potentially impact our customer experience and our ability to interoperate with other third-party applications. Our Application Programming Interfaces (“APIs”) enable customers to connect other third-party software, applications, partner services and data to our platform. Accordingly, we are dependent on the accessibility of our platform across web browsers, operating systems and the third-party applications that we often do not control. Third-party applications, products and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following development changes. In addition, some of our competitors may be able to disrupt the operations or compatibility of our platform with their applications that some of our customers may rely upon. If our platform has integration or operability failures with these operating systems or third-party applications, customers may not adopt our platform or our APIs and related functionality may not be useful to customers, which could adversely affect our business, financial conditions, or results of operations. Additionally, as our platform evolves, we expect the types and levels of competition we face to increase. Should any of our competitors or third-party services on our platform modify their technologies, standards or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to our competitors’ products or services, our platform, business, financial condition and results of operations could be adversely affected.

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

If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles or self-insured retentions. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition and results of operations could be adversely affected if (i) the cost per claim, premiums or the number of claims significantly exceeds our historical experience and coverage limits, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance providers fail to pay on our insurance claims, (iv) we experience a claim for which coverage is not provided or (v) the number of claims under our deductibles or self-insured retentions differs from historical averages.

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

While we do not process any payments for our customers’ end customers, we do have complex relationships with third-party processors where we generate revenue through referral agreements and as an independent sales organization (“ISO”) through our FinTech offerings to customers. A significant portion of payments by the end customers are made by credit card or debit card using these third-party payment services to which our customers have a direct contractual relationship. If one of these third- party processors terminates its relationship with us or refuses to renew its partnership with us on commercially reasonable terms, or the software and services provided by our payment processors does not meet our customer’s expectations, we may be required to find an alternative payment processor or consider offering new payment options and products ourselves that may be subject to additional regulations and risks. None of our agreements with payment processors are exclusive; however, our agreements with certain payment processors limit our ability to induce existing customers to migrate to alternative payment processors, which could potentially impact our customers’ experience or satisfaction with our services. We are also subject to a number of other laws and regulations relating to the financial solutions we offer, including with respect to money laundering, privacy and cybersecurity. If we fail to, or are alleged to fail to, comply with applicable regulations, we may be subject to claims and litigation, regulatory investigations and proceedings, civil or criminal penalties, fines or higher transaction fees and may lose the ability to offer financial solutions to customers, which could make our platform less convenient and attractive to trades businesses. We also rely on data provided by third parties for financial statement reporting, and there could be inaccuracies and other errors in such data. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.

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

We rely on our own, and our third-party service providers’, platforms, computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. Because we make extensive use of third-party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, disruptions to or unauthorized access to third-party IT Systems can materially impact our operations and financial results. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our information systems to respond to changes in our business needs, our ability to run our business could be adversely affected. It is also possible that our competitors could develop better platforms than ours, which could adversely affect obtaining and retaining our customers. Any of these or other systems-related problems could, in turn, adversely affect our business, reputation and brand, results of operations and financial condition.

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

Regulation of data protection, privacy and cybersecurity in the United States is rapidly growing, particularly at the state level. Several states in which we operate or may in the future operate have begun enacting new data privacy laws. For example, the CCPA introduced new rights for California residents and obligations for covered businesses collecting, using, disclosing and processing personal information, including obligations to: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information, (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information, and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. The enactment of the CCPA has prompted a wave of similar legislative development in numerous U.S. states. For example, since the CCPA went into effect, general data privacy statutes that share similarities with the CCPA are now in effect and enforceable in Virginia, Colorado, Connecticut, Utah, Texas, Tennessee, Montana, Oregon, Delaware, Iowa, Indiana, New Hampshire, Nebraska, New Jersey and Maryland and will soon be enforceable in several other states as well. These new laws, and others that will be effective in the coming years could further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers. In addition, the development of numerous U.S. state laws creates the potential for a patchwork of overlapping but different and potentially conflicting state law requirements, which could make compliance challenging. For example, in order to comply with the varying state laws around breaches involving information, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.

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

Our customers and end customers may use our platform to make telephone calls and send short message services (“SMS”) text messages to our customers. In particular, the TCPA imposes significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. In addition, our customers may be required to comply with registration requirements to use SMS text messages, such as A2P 10DLC registration. Our customers’ use of our platform for marketing activities must comply with the above-mentioned laws and other requirements. Despite our ongoing and substantial efforts to limit such use, certain customers or end customers may use our platform to transmit unauthorized, offensive or illegal messages, calls, spam, phishing scams and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, launder money, traffic drugs, fraudulently sell goods or services, use credit or debit cards in an unauthorized manner, record conversations without proper notice or consent, and report inaccurate or fraudulent data or information. While these actions are in violation of our policies, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. Additionally, if the measures we have taken are too restrictive and inadvertently screen proper transactions, this could diminish our customer experience. Violations of the TCPA may be enforced by the FCC or by individuals through litigation, including through costly class actions, of which numerous suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, resulting in multi-million dollar settlements to the plaintiffs. In addition to costly and time-consuming litigation, statutory penalties for TCPA violations range from $500 to $1,500 per violation, which has been interpreted to mean per phone call and/or text message sent and therefore the fines and settlement amounts can be very significant. Due to the evolving interpretation of the TCPA’s restrictions, and the highly litigated nature of the TCPA, our and our customers’ business and results of operations may be adversely affected by regulators, including the FCC, or the courts interpreting the TCPA restrictions differently than we do, by actual or perceived violations of the TCPA, as well as by lawsuits or other claims against us and our customers relating to violations of the TCPA. The outcome of such proceedings may not be favorable, and one or more unfavorable outcomes could have a material adverse impact on our financial condition. Additionally, any changes to the TCPA, its interpretation, or enforcement of it by the government or private parties that further restrict the way we or our customers’ contact and communicate with potential customers or generate leads could harm our business, financial condition and results of operations. Additionally, we also send marketing messages via email and are subject to the CAN-SPAM, which establishes specific requirements for commercial email messages and outlines penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content, and obligates, among other things, the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. As laws and regulations, including FTC and FCC enforcement thereof, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us or our customers, or our employees or third parties acting at our direction, to abide by applicable laws and regulations could adversely impact our business, reputation and brand, financial condition and results of operations or subject us to fines or other penalties.

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

In addition, we attempt to protect our intellectual property, proprietary technology and confidential information by requiring our employees and consultants who contribute to the development of intellectual property on our behalf to enter into confidentiality and invention assignment agreements, and our vendors, customers, business partners and other third parties we share information with to enter into nondisclosure agreements. These agreements may not effectively assign all intellectual property rights to us or prevent unauthorized use or disclosure of our confidential information, trade secrets, intellectual property or proprietary technology and may not provide an adequate remedy in the event of unauthorized use, misappropriation or disclosure of our confidential information, trade secrets or proprietary technology, or infringement or misappropriation of our intellectual property. Additionally, any such agreement with respect to the assignment of intellectual property rights may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our platform or other software, technology and functionality or obtain and use information that we consider proprietary. In addition, unauthorized parties may also attempt, or successfully endeavor, to obtain our proprietary technology, confidential information and trade secrets through various methods, including through cybersecurity attacks and reverse engineering, and legal or other methods of protecting this data may be inadequate.

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

Further, we cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions would substantially adversely affect our business, financial condition and results of operations. The defense of these claims and any future infringement or misappropriation claims, whether they are with or without merit or are determined in our favor, may result in costly litigation and diversion of technical and management personnel. In addition, we may be unable to meet our obligations to customers under our customer contracts or to compete effectively, and our revenue and results of operations could be adversely impacted. We might also be obligated to indemnify our customers or other companies in connection with any such litigation and to obtain licenses, modify our platform or refund fees, which could harm our financial results. Further, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s patent or copyright rights, cease making, licensing or using products that are alleged to incorporate or infringe the intellectual property of others, expend additional development resources to redesign our offerings, and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. Royalty or licensing agreements, if required, may be unavailable on terms favorable to us, or at all. In any event, we may need to license intellectual property from third parties which may require us to pay royalties or make one-time payments. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could adversely affect our business, reputation, financial condition and results of operations.

Our platform, including our purpose-built AI solutions such as Titan Intelligence, contains third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could compromise the proprietary nature of our platform or could require disclosure of affected proprietary software source code.

Our platform, including our purpose-built AI solutions such as Titan Intelligence, contains software modules licensed to us by third-party authors under “open-source” licenses.

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

Moreover, we cannot assure you that our processes for controlling our use of open-source software in our products will be effective. Although we have certain procedures in place to monitor our use of open-source software that are designed to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open-source license, such use could inadvertently occur, or could be claimed to have occurred, in part because open-source license terms are often ambiguous. In addition, the terms of many open-source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims against companies that incorporate open-source software into their solutions, challenging such companies’ rights to use the open-source. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software and alleging that we do not have the rights to use, incorporate, distribute, or modify such software. Additionally, if we are held to have breached or failed to fully comply with all the terms and conditions of an open-source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties on terms that are not economically feasible to continue providing our platform, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.

Risks Related to Legal and Regulatory Environment

We may become involved in claims, lawsuits, government investigations and other proceedings that may harm our business, financial condition and results of operations.

From time to time, we have been, and may in the future become, involved in various investigations or legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower, wiretapping and other litigation and claims and governmental and other regulatory investigations and proceedings. For example, plaintiffs have sought to apply federal wiretap laws, such as the Federal Wiretap Act, and similar U.S. state laws, such as California’s Invasion of Privacy Act, to certain advertising, online tracking, and voice recording practices. We have received one or more claims of violation of California’s Invasion of Privacy Act, though none resulting in significant liability or expense. Such laws include private causes of action, and could result in significant monetary liability to address, including settlement costs, even if these causes of action are meritless. The number and significance of these potential claims and disputes may increase as our business expands. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and may harm our financial condition and results of operations. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing may harm our business, financial condition and results of operations.

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

While we currently operate primarily in the United States and Canada, a significant portion of our workforce comprises engineering contractors distributed internationally, including, but not limited to, persons in Armenia, Macedonia, and Poland, and our international contract workforce has grown as a result of our acquisitions of ServicePro and FieldRoutes. We may expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional countries.

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

If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export privileges, fines, which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular deployment may be time consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. In addition, changes in our platform, or changes in applicable export or economic sanctions regulations may create delays in the introduction and deployment of our platform in international markets or, in some cases, prevent the export or provision of our platform to certain countries or end customers. A change in export or economic sanctions regulations, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our platform, or in our decreased ability to export or provide our platform to existing or prospective customers with international operations. Any decreased use of our platform or limitation on our ability to export or provide our platform may harm our business, financial condition and results of operations.

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

Our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting until after we are no longer an EGC as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse, which would occur in the event we have a material weakness in our internal control over financial reporting. If new material weaknesses are identified in our internal control over financial reporting, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our Class A common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

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

If we are unable to repay or otherwise refinance our indebtedness when due, if we fail to comply with financial or other covenants in our debt service agreements, which include a liquidity covenant and a recurring revenue covenant, or if any other event of default is not cured or waived, the applicable lenders could accelerate our outstanding obligations or foreclose against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the Credit Agreement or the exercise by the applicable lenders of their rights under the security documents could have an adverse effect on our business, financial condition and results of operations and could have a material adverse effect on the trading price of our Class A common stock.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing platform, improve our operating infrastructure or acquire complementary businesses and technologies. We may require additional financing to meet our working capital and capital expenditure in the future. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked securities or convertible debt securities, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Debt financings increase expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of our results of operations. For example, covenants contained in our Credit Agreement limit our ability to pay dividends, to create, incur or assume indebtedness or liens, to consummate certain strategic transactions, to engage in transactions with affiliates and to make certain investments.

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

As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of The Nasdaq Stock Market LLC (the “Exchange”). The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. Compliance with these rules and regulations will increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an EGC. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Quarterly Report and in filings required of a public company, our business, financial condition and results of operations will become more visible, which may result in threatened or actual litigation, including by competitors.

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

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no votes per share, except as otherwise required by law. Our Co-Founders and their respective affiliates together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of October 31, 2025, the shares held by our Co-Founders (including shares over which they have voting or administrative control) represented approximately 62% of the voting power of our outstanding capital stock, which voting power may increase over time as our Co-Founders exercise or vest in equity awards over time. If all such equity awards held by our Co-Founders (including the shares of our Class B common stock subject to performance-based RSUs that were granted to our Co-Founders in October 2024 and that vest upon the satisfaction of a service condition and achievement of certain stock price hurdles) had been exercised or vested and settled in shares of our Class B common stock as of October 31, 2025, the shares held by our Co-Founders (including shares over which they have voting or administrative control) represented approximately 73% of the voting power of our outstanding capital stock. As a result, our Co-Founders, along with our other principal stockholders, will be able to significantly influence or control any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Our Co-Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control or significant influence may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in our Co- Founders undertaking, or causing us to undertake, actions that would be desirable for our Co-Founders but would not be desirable for our other stockholders.

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

The trading price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market, particularly sales by our directors, officers, and principal stockholders, and the perception that these sales could occur may also depress the trading price of our Class A common stock. As of October 31, 2025, we had 80,611,945 shares of our Class A common stock, 13,021,668 shares of our Class B common stock and no shares of our Class C common stock outstanding. While shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act, we are unable to predict the timing of or the effect that such sales may have on the prevailing trading price of our Class A common stock.

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

In addition, we have filed registration statements on Form S-8 under the Securities Act to register shares reserved for future issuance under our equity compensation plans and, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the United States in the public market, subject in some cases to the volume and other restrictions of Rule 144.

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
•
our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•
advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdjiction over indispensable parties named as defendants.

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

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. If a court were to find either exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which may harm our business, financial condition and results of operations.

We expect that we will no longer qualify as an “emerging growth company” as of January 31, 2026, and, as a result, we will have to comply with increased disclosure and compliance requirements.

We are currently an “emerging growth company” (“EGC”) as defined in the JOBS Act. However, because (i) the market value of our common stock held by non-affiliates exceeded $700 million as of July 31, 2025, the last business day of our second fiscal quarter, (ii) we will have been a public company for more than one year as of the end of fiscal 2026, and (iii) we have filed at least one annual report, we expect that we will no longer qualify as an EGC as of January 31, 2026 and will be a large accelerated filer.

As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but that did not previously apply to us due to our status as an EGC. These requirements include, but are not limited to:

•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;
•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•
the requirement that we provide more detailed disclosures regarding executive compensation; and
•
the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

In addition, an EGC may take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of these accounting standards until they would otherwise apply to private companies. We expect that the loss of EGC status and compliance with the additional requirements of being a large accelerated filer will increase our legal, accounting and financial compliance costs and costs associated with investor relations activities, and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

None.

(c) Insider Trading Arrangements and Policies.

None.

ITEM 6. EXHIBITS

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of ServiceTitan, Inc.	8-K	001-42434	3.1	12/13/2024
3.2	Amended and Restated Bylaws of ServiceTitan, Inc.	8-K	001-42434	3.2	12/13/2024
4.1	Form of Class A Common Stock Certificate of ServiceTitan, Inc.	S-1	333-283296	4.2	11/18/2024
4.2	Form of Class B Common Stock Certificate of ServiceTitan, Inc.	S-8	333-283742	4.6	12/12/2024
4.3	Amended and Restated Investors’ Rights Agreement, by and among ServiceTitan, Inc. and certain holders of its capital stock, dated as of July 27, 2023.	S-1	333-283296	4.3	11/18/2024
10.1+	Conduit Tech, Inc. 2022 Stock Plan	S-8	333-290997	99.1	10/21/2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ServiceTitan, Inc.

Date: December 9, 2025	By:	/s/ Dave Sherry
Dave Sherry
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)