Form 10-K
period 2026-01-31
ServiceTitan, Inc.
filed 2026-03-25
CIK 1638826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock on The Nasdaq Global Market on July 31, 2025 (the last business day of the registrant’s second fiscal quarter), was approximately $6,046.6 million.

As of March 16, 2026, 82,610,069 shares of the registrant’s Class A common stock were outstanding, 12,651,154 shares of the registrant’s Class B common stock, par value $0.001 per share, were outstanding, and no shares of the registrant’s Class C common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended January 31, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended January 31, 2026 (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements include all statements other than statements of historical fact contained in this Annual Report, and generally relate to future events or our future financial or operating performance. Words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential” “predict,” “project,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

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
•
our expectations regarding the amount of our customers’ gross transaction volume (“GTV”), which represents the sum of total dollars invoiced by our customers through our platform in a given period and is intended to be a proxy for the total revenue our customers generate, that we can recognize as revenue;
•
our ability to maintain, protect and enhance our intellectual property;
•
industry trends, in particular the rate of adoption of trades-specific and end-to-end technologies and digitization of the trades;
•
our ability to anticipate technological and industry developments and our ability to enhance our platform or develop new products to respond to such developments;
•
our ability to drive growth and efficiency by incorporating artificial intelligence (“AI”) and machine learning solutions into our platform and operations;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on management's current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects, based on information available to us at the time such statements are made. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the “Risk Factors Summary” section below and under Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report, as well as those risks and uncertainties set forth from time to time in our reports and other documents filed with the Securities and Exchange Commission (the “SEC”).

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
•
We cannot guarantee that our internal control over financial reporting will continue to be effective or that we will not experience material weaknesses in the future, which could result in an adverse opinion from our independent registered public accounting firm regarding the effectiveness of our internal control, affect the reliability of our financial statements, and have other adverse consequences.
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

ServiceTitan was born in the trades and built for the trades. Our founders, Ara Mahdessian and Vahe Kuzoyan, are the sons of trades business owners and founded ServiceTitan to provide tradespeople, like their parents, with technology that is purpose-built to help trades businesses thrive. Our software provides an end-to-end, cloud-based software platform that connects, manages and automates a wide array of business workflows such as advertising, job scheduling and management, dispatching, generating estimates and invoices, payment processing and more. Tradespeople spend their days interfacing with the ServiceTitan platform across what we believe to be the five most business-critical functions, or the “core centers of gravity,” inside a trades business: CRM (customer relationship management, including sales enablement, marketing automation and customer service), FSM (field service management, including scheduling and dispatching), ERP (enterprise resource planning, including inventory), HCM (human capital management, including compensation and payroll integration) and FinTech (including payments and third-party consumer financing). By offering interoperable capabilities in all five centers of gravity, we continuously capture comprehensive data insights across key workflows in a trades business.

ServiceTitan is focused on the success of our customers. We believe that our customers’ success leads to our success, and our broad platform, close customer proximity and deep connection with the industry enable us to improve our customers’ business outcomes. We believe we have the largest proprietary data asset in our industry, which means we can see and learn from an industry-specific dataset; and we are the system of record for our customers, solving end-to-end workflows. Because of these factors, we are fundamentally able to turn insights into action, a foundation that is accelerated by our growing AI capabilities and that we believe positions us to create the agentic operating system for the trades. This has helped and, we believe, will continue to help our customers grow and further professionalize their businesses, positioning them to accelerate revenue, drive operational efficiency and deliver a superior end-customer service experience.

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

Historically, the trades consisted of smaller, often family-owned entrepreneurial businesses with limited operational and geographical footprints. In recent years, more businesses are seeking to integrate modern technologies into their operations. Furthering this paradigm shift is the influx of professional operators, including private equity owners, who are investing in and consolidating trades businesses, standardizing the operations of their portfolio companies, implementing best practices and new software functionality, and accelerating the digital shift with a focus on scaling and improving efficiency. At the same time, end customers increasingly demand seamless digital experiences that have become commonplace in other industries.

The Trades Require an Industry-Centric Approach

Trades businesses are complex in nature, servicing many types of jobs across complex workflows in distributed locations. Despite the size and criticality of the trades and the specialized skills of tradespeople, technology solutions have generally not evolved to address their needs. Thus, many trades have had to rely on a variety of inadequate and often disconnected tools to manage their workflows. We believe that to adequately serve the trades, a software solution must be purpose-built for the nuanced dynamics of the trades, including the following:

•
Distributed Workforce with Dynamic Workflows. Trade workflows are often fluid and geographically distributed as technicians, dispatchers, customer support representatives, salespeople, and owners may all be in separate and changing locations throughout the day but require immediate collaborative capabilities. Each job requires these distinct and separated constituents to frequently and dynamically interact with one another in real time to address an end customer’s job requirements.
•
Individual Trades Have Similar but Distinct Characteristics. The industry consists of a wide array of trades that service different needs of households and businesses. Though each trade has similar operational challenges and business goals, there are often many unique workflows and specifications that require configurations based on the nuances of a particular trade and/or end customer.
•
Technology Adoption Requires Business Transformation. Often there are structural inefficiencies in trades businesses’ historical operational workflows. However, these processes have existed for generations, and trades businesses may be apprehensive to invest in technology solutions that risk significantly disrupting their established norms. Since trades businesses tend to devote their resources to serving their customers, they often lack the large IT organizations required to stitch together narrow solutions, build software products in-house, or customize horizontal technology to fit their distinct workflows.

Given the distinct characteristics and challenges of the trades, the need for a software platform built specifically for and trusted by this industry is critical.

The ServiceTitan Approach

The trades deserve a modern platform to deliver superior performance and automation from the back-office to field technicians to end customers. ServiceTitan was born to heed this calling. Our differentiated approach to drive success for our customers is built on the following cornerstones:

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
•
We Are Experts in the Trades. We are emphatically focused on understanding the evolving challenges and workflows of trades stakeholders through continuously engaging with customers and observing how they use our products. We also employ industry experts, such as former contractors, former association leaders and other subject matter experts, and work closely with customers and industry partners, including large distributors, OEMs and industry associations, to maintain a constant pulse of the trades.
•
We Leverage Our Data Assets and AI to Drive Customer ROI. ServiceTitan lives and breathes the trades and, in turn, the trades live and breathe ServiceTitan. Trades businesses spend their days using our platform and processing key workflows through us. Our unique position across the trades ecosystem provides us with the distinct ability to collect data across all workflows and all users, which we anonymize, aggregate, and analyze to glean insights and productize further improvements for our customers, and in turn provides data to our AI engines, to automate customer tasks and drive additional insight-based actions. We not only embed AI-driven features and insights within existing products, but we have launched a suite of innovative, purpose-built, add-on AI products designed specifically for the trades. In addition, in fiscal 2026, we introduced Atlas, an agentic AI layer that represents the next evolution of our Titan Intelligence AI engine. We believe we have the three necessary ingredients to harness the power of

AI to further drive value for our customers: (1) massive and growing proprietary data assets; (2) similar customer profiles with common workflows; and (3) an end-to-end platform that allows us and our customers to put insights into action.

Components of Our Platform

ServiceTitan was built to be the operating system that powers the trades. We designed our platform to comprehensively address key workflows for trades businesses including call tracking, scheduling, dispatching, end-customer communications, marketing automation, estimating, sales, payments, inventory and payroll integration. Our customers access our platform through a web browser if in the office and through a mobile application if in the field (primarily technicians). Given the vertical-specific nature of the trades, we tailor certain product offerings to address specific needs of each trade.

Our platform offers key benefits through three main offerings: Core, FinTech and Pro products. Our entry point to a typical customer’s business is through our Core product offering, which offers a base-level functionality across all key workflows, including call tracking, scheduling, dispatching, end-customer communications, marketing automation, estimating, job costing, sales, inventory and payroll integration. To supplement our Core product and provide an even higher level of functionality, we offer our comprehensive portfolio of Pro products, which provide value-additive capabilities, as well as our FinTech products, which include payment processing and third-party financing solutions. As our customers adopt more of our platform’s additive products and features, we have the opportunity to further accelerate the growth of their business, drive operational efficiencies and deliver a superior end-customer experience. In addition, in fiscal 2026, we began a pilot of Max, which packages our most advanced functionality and AI features with expert guidance to unlock AI automation.

Our platform is also highly extensible because our application programming interfaces (“APIs”) and developer tools allow our customers to integrate our products with their systems and certain third-party applications, further extending and embedding our platform into the broader trades ecosystem. Our partners and system integrators regularly engage with our platform to create value-add extensions that help serve our customers in an even more complete and flexible manner.

Through our platform, our customers are able to generate leads, book jobs, dispatch technicians, track performance, and take payments, among other capabilities more fully described below. For additional information regarding the seasonality and other trends impacting our platform and business, refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Marketing Pro

To complement our standard lead tracking feature, Marketing Pro offers AI-powered automated email marketing, direct mail marketing services, reputation management, ads measurement and optimization and Audience Builder.

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

Virtual Agents

Paired with the underlying functionality of our platform, our Virtual Agents utilize AI to automatically handle overflow and after-hours calls to book, reschedule and confirm appointments. This feature further helps our customers capture revenue that may otherwise be lost.

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

Conduit Tech

Conduit Tech, LLC is an HVAC design and sales platform that leverages next-generation Light Detection and Ranging (LiDAR) technology to build permit-ready load calculations and drive customer engagement. Conduit’s platform allows technicians to create 3D models, load calculations and visualizations onsite.

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

Pricebook Pro

Pricebook Pro offers capabilities that extend from pricing to estimates to inventory to accounting. Powered by AI, Pricebook Pro supplements our standard Pricebook product with value-additive features.

Field Pro

FieldPro, the next evolution of Sales Pro, pairs an AI-powered field technician coaching solution with AI-powered pre-job briefs and equipment recognition to drive increases in close rates, ticket sizes and revenue. By automatically recording, transcribing and analyzing on-site interactions directly within existing technician workflows, Field Pro provides a complete virtual “ridealong” solution that surfaces personalized coaching and learning opportunities to both managers and technicians in a social, engaging, peer-to-peer learning environment. Additionally, Field Pro includes exclusive curated content created by ServiceTitan in partnership with industry leaders and experts so contractors of all types and sizes can learn from the best in the industry, and also provides in-field troubleshooting guides and diagnostics.

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

Atlas

Atlas, an advanced AI sidekick that represents the next evolution of Titan Intelligence, our AI engine, is woven into components of our Core and Pro product offerings and is integrated into our FinTech solutions. Atlas uses a rich set of AI, machine learning and analytics-powered tools that include the latest GenAI capabilities to harness ServiceTitan data and fuel industry insights, trends, features, products, recommendations, and data-driven strategies for the trades. Contractors can interact directly with Atlas in our platform, typing or speaking in plain English. Atlas is designed to, over time, have the capabilities to automatically handle many of the tasks and decisions a business owner or team member could make, and to automatically surface insights that could help our customers further accelerate their businesses.

Our Growth Opportunities and Strategies

Our customers’ success is our first priority. We believe the following growth opportunities and strategies will deliver value to our customers and, in turn, to ServiceTitan.

•
Increase GTV on Our Platform. We expand GTV on our platform by enabling our customers to grow their GTV and by serving additional customers, either in trades and markets we operate in today or those we may expand into in the future.
o
Growing with Our Customers. As our customers grow their businesses while using our platform, they often hire and add more users to their existing subscription and also complete more transactions through our platform, which both drive more revenue for ServiceTitan. We have developed deep partnerships with these customers that have made our platform the market standard in these trades and, as our customers scale further, they may look to expand into additional trades we already serve, which they can leverage our platform to do.
o
Increasing GTV By Serving Additional Customers in Existing Trades and Markets. Increasing our GTV also depends on our ability to serve additional customers in existing trades and markets. As our platform has deepened and expanded in features, we have been able to serve larger customers. The trades industry is also experiencing an influx of professional operators, including private equity owners, who are investing in and consolidating trades businesses, in many cases on our platform. Because of these dynamics, we focus on increasing GTV on our platform, rather than new customer count.
o
Increasing GTV By Entering New Trades and Markets. We believe there is a significant opportunity to expand to new trades and markets. We intend to continue investing in our platform to address the needs of additional trades. We have expanded into new trades using a proven playbook by harnessing common features applicable across the industry, while identifying and building key additional features specific to each trade and end market. We believe our track record and strategy of building features that directly address key pain points for our stakeholders across a growing number of trades will continue to differentiate us and help expand our customer base across a growing addressable market. As we expand to new trades, our best practice playbooks will continue to provide a blueprint for our customers to expand into additional trades. We also believe that there is a significant opportunity to strategically expand the usage of our platform outside of the United States and Canada over time based on the current needs of different regions.

•
Retaining and Expanding Existing Customer Relationships. Our customers deploy our platform end-to-end across their entire organization, meaning the ServiceTitan platform powers their workflows and is the primary interface used by their employees. We are deeply embedded as the operating system that powers our customers’ businesses, and we had a gross dollar retention rate1 of over 95% for each of the fiscal years 2026, 2025 and 2024, respectively. As we continue to demonstrate the high ROI of our products to our customers, we may sell more add-on products to them and increase our share of wallet, which we measure as the portion of our customers’ GTV that we earn. We orient our activities around what is best for our customers, not only because it is the right thing to do, but also because we believe it drives our growth and financial success.
o
Driving Adoption of Add-on or Bundled Products. As our customers realize the positive impact of using our platform, grow and further professionalize, they often adopt additional ServiceTitan features, such as our FinTech and Pro products. This increased adoption not only drives our revenue through adoption of existing add-on products, but also gives us insight into how customers engage with our platform and what additional add-on products or bundles might be helpful for us to

1 To calculate our gross dollar retention rate as of a given quarter, we first calculate prior period annualized billings. We then identify the value of annualized billings from any customers whose billings were zero in the current period (excluding the impact of credits), which we refer to as churn. We then divide (a) the prior period annualized billings minus churn by (b) the prior period annualized billings to calculate the gross dollar retention rate.

innovate. We then leverage our end-to-end expertise and extensive data assets to tailor additional new features that can remedy the inefficiencies identified in our customer workflows and to strengthen our existing capabilities by embedding features that can drive value and make the platform even more powerful. We also believe that the power of new AI solutions, paired with the existing end-to-end nature of our platform, further expands our opportunity to bundle add-on products that can drive significant additional value for our customers, and further increase our share of wallet.
o
Building New Add-on Products. We have a history of building and launching add-on products where we see the opportunity to create significant positive impact for our customers. This impact comes from identifying a pain point our customers are experiencing and building a product that, when integrated with our end-to-end Core product, provides what we believe is an outsized value creation that is differentiated compared to other off-the-shelf vendors. Additionally, we have and may continue to consider opportunities for acquisitions or other strategic transactions that advance our product roadmap more efficiently than building functionality ourselves through research and development.

Our Customers

We serve customers ranging from family-owned businesses with a few employees to large enterprises with a national footprint, some of which are an aggregation of multiple customers through a franchise network or other common buying partners. These aggregated customers employ thousands of employees, directly or through their franchise network, and generate over $1 billion in annual GTV. The key decision maker for our customers is typically the business owner. For some of our larger customers it is common for the business owner to employ executives such as a chief information officer to manage and upgrade critical IT systems or a general manager to oversee business operations. The general manager is typically also a key influencer in buying decisions.

We define a customer as a parent organization, which may have multiple locations, brands or subsidiaries, that has been billed in the prior three months, and of those customers we define “Active Customers” as customers with over $10,000 of annualized billings. As of January 31, 2026, we had approximately 10,800 Active Customers representing over 97% of our annualized billings for fiscal 2026.

Our platform helps customers accelerate revenue growth, increase overall productivity by unifying and, in some cases, automating fragmented business processes, deliver a seamless customer service experience and provide operational visibility and insights to business owners. A differentiated employee experience is both a core value proposition of our software and a unique tailwind to customer adoption.

Competition

The market for technology and business process solutions catering to the needs of the trades is in its early phases of development and technology adoption, with many trades businesses still relying on a combination of rudimentary workflows. Where incumbent technology has been adopted, it has generally had a limited impact because it typically lacks a singular, purpose-built platform that integrates a comprehensive set of mission-critical workflows throughout the project lifecycle and fails to empower a distributed and mobile workforce.

We compete directly or indirectly with software vendors offering point-specific tools for specific elements of trade workflows, horizontal solutions for generic functionalities, legacy on-premise field service management applications and narrow bundled solutions for down-market trades businesses. Examples of these software vendors include Salesforce, SAP, FieldEdge, Workwave, ServiceTrade, AccuLynx, BuildOps, HouseCall Pro, JobNimbus and Jobber. We expect competition to increase as other established and emerging companies enter our market, consumer platforms potentially build products to serve our customers, customer requirements evolve, and new products and technologies are introduced, including those expedited by advancements in AI and those that address additional point solutions.

We believe that we compete favorably across key industry selection criteria, including our cloud-based platform connectivity, ease of deployment and integration, user experience, industry expertise, product breadth, customer support, proven success record, mobile capabilities, and innovation capacity, including the ability to develop and implement industry-specific AI solutions. However, we could face significant risks to our business, financial condition and results of operations as a result of competition. For additional information, see the section titled “Risk Factors—Risks Related to Our Business and Operations—We face competition from both established and new companies offering services similar to ours, and many of our potential customers have developed, or could develop, proprietary solutions, all of which may have a negative effect on our ability to add new customers, retain existing customers and/or grow our business.”

Sales and Marketing

Our go-to-market strategy leverages our industry expertise to effectively and authentically communicate our platform’s proven ability to address the trades’ unique workflows and challenges with business owners and key executives across both small and midsize and enterprise segments. We acquire customers through digital marketing, outbound direct marketing, significant word-of-mouth referrals, and partnerships with industry associations, original equipment manufacturers, and distributors. We primarily sell subscriptions to our Core product through our direct sales team, who conduct most sales virtually to accelerate onboarding. For larger enterprise prospects, our dedicated, geographically-distributed team targets key decision makers both in-person and virtually. Complementing new customer acquisition, our specialized FinTech and Pro product sales teams introduce additional products at the optimal times for each customer, using our insights from TitanAdvisor Scores to recommend solutions to address our customers’ evolving needs.

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

Seasonality

Our business can be seasonal. For example, demand for our customers’ services tends to increase during seasonally hot summer months across a variety of trades including landscaping, pool, pest, HVAC and roofing. For more information, see the section titled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Seasonality and Other Fluctuations.”

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

Intellectual Property

Our success depends in part upon our ability to safeguard our core technology and other intellectual property protection for our technology, inventions, improvements, proprietary rights and other assets. We seek to accomplish that objective by establishing intellectual property rights in and protecting those assets through a combination of patent, trademark and copyright law, trade secret, protection, license agreements, confidentiality procedures, employee invention assignment agreements, non-disclosure agreements with third parties and other contractual measures. As of January 31, 2026, we held 16 issued U.S. patents, four issued foreign patents, and nine U.S. patent applications. Our issued patents in the U.S. will expire between 2036 and 2045. In addition, as of January 31, 2026, we owned 15 registered trademarks in the United States, nine pending trademark applications in the United States, and 20 registered trademarks in various non-U.S. jurisdictions. We also have registered domain names for websites that we use in our business. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented or challenged. For additional information, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation

We are subject to various federal, state, local and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve AI, data privacy, security and protection, intellectual property, telecommunications, telemarketing, import and export controls, consumer protection, employment and labor, workplace safety, anti-bribery, immigration, federal securities, tax and other subjects. Additional laws and regulations relating to these areas, particularly AI, likely will be passed in the future, and these or existing laws and regulations may be interpreted or enforced in new or expanded manners, each of which could result in significant limitations on ways we operate our business. There is a risk that certain regulations could become applicable to us as we expand the functionality of and products offered through our platform. New and evolving laws and regulations, and changes in their enforcement and interpretation, may require changes to our platform, products or business practices, and may significantly increase our compliance costs and otherwise adversely affect our business and results of operations. As our business expands to include additional products or service additional trades businesses, and our operations continue to expand internationally, our compliance requirements and costs may increase and we may be subject to increased regulatory scrutiny. See the section titled “Risk Factors—Risks Related to Legal and Regulatory Environment—Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations could adversely affect our business” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.

Our People

As of January 31, 2026, we had a total of 3,414 Titans across the United States, Canada, Armenia and other international locations. Our Titans are engaged through direct employment and professional employer organizations (“PEOs”). In addition, we engage a limited number of independent contractors in certain jurisdictions. We also utilize third-party service providers in certain jurisdictions and functions; individuals providing services under these arrangements are employed by the applicable service provider.

In locations where we have not established a legal entity, we contract with the PEO to serve as the 'Employer of Record.' Individuals are employed by the PEO, but provide services to us under our day-to-day direction. In certain jurisdictions, the PEO facilitates our engagement with self-employed individuals who maintain their independent contractor status while accessing PEO services.

The majority of our employees are based in the United States, where our executive team and most of our engineering, product managers, sales and marketing, customer success and general and administrative personnel are located. Our Titans in Armenia and our other international locations primarily consist of engineers and customer success personnel.

None of our employees are represented by a labor union or covered by a collective bargaining agreement with respect to their employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be strong. We have invested substantial time and resources in building our team. We are highly dependent on our management and high-quality employees and it is crucial that we continue to attract and retain top talent.

Available Information

Our website is www.servicetitan.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, we make available free of charge through our investor relations website (investors.servicetitan.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC.

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

The following summarizes factors that could have a material adverse effect on the Company’s business, reputation, results of operations, financial condition and stock price. The Company may not be able to accurately predict, control or mitigate these risks. Statements in this section are based on the Company’s beliefs and opinions regarding matters that could materially adversely affect the Company in the future and are not representations as to whether such matters have or have not occurred previously. The risks and uncertainties described below are not exhaustive and should not be considered a complete statement of all potential risks or uncertainties that the Company faces or may face in the future.

Risks Related to Our Business and Industry

We have experienced rapid growth in recent periods, and such growth may not be indicative of our future growth. If we fail to properly manage future growth, our business, financial condition, results of operations and prospects could be materially adversely affected.

We have experienced rapid growth in recent periods; however, our recent revenue growth rate and financial performance should not be considered indicative of our future performance. Our revenue was $961.0 million and $771.9 million for fiscal 2026 and fiscal 2025, respectively, representing a year-over-year increase of 24% in aggregate. Our overall revenue growth depends on a number of factors, including our ability to:

•
attract new customers or retain existing customers;
•
sell our suite of value-added products, including our Pro product offerings, to our existing customers or earn referral fees from our payment processing and consumer financing partners as part of our FinTech offerings;
•
continue to improve the functionality of and develop new products, including AI-powered products, for our platform for the trades we serve;
•
enhance our platform with new features and functionality, including AI-powered ones, and develop new products and serve trades businesses in trades we do not yet serve;
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

We have incurred net losses in each year since our inception, and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $159.9 million and $239.1 million in fiscal 2026 and fiscal 2025, respectively and we had an accumulated deficit of $1.3 billion as of January 31, 2026. Generally, we expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and continue to adjust to operating as a public company.

In addition, we plan to continue to manage our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, and we have expended, and expect to continue to expend, substantial financial and other resources on product development, including new and innovative core and AI functionality, products and services to address our customers’ evolving business needs, new products for adjacent markets and additional trade verticals, and improved customer experience across our targeted trade verticals; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures; our sales, marketing and customer success organizations; our onboarding and support organizations; acquisitions or strategic investments; expansion efforts, including geographic, market and new industry expansion; and general administration, including legal and accounting expenses as well as the increased operating expenses due to being a public company. These efforts may be more costly than we expect, may not result in increased revenue or growth in our business, and may cause significant fluctuations in our results of operations from period to period. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could negatively impact our gross margins and prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected. Moreover, although we believe our investments in our business are consistent with our strategic objective to achieve long-term growth, these decisions may not be consistent with the short-term expectations of some investors, and if we are ultimately unable to achieve profitability at the level anticipated by industry or financial analysts and our stockholders, the trading price of our Class A common stock could decline.

If we fail to manage our growth effectively, our brand and reputation, business, financial condition and results of operations could be adversely affected.

We have experienced strong growth in our employee headcount, our revenue, our reach across trades, the number of customers we serve and the number of transactions we process on our platform, and we expect to continue to experience growth in the future. For example, our full-time employee headcount increased from 840 as of January 31, 2020 to 3,414 as of January 31, 2026, with employees added over that period both at our headquarters in Glendale, California and in a number of locations across the United States and internationally. Further, our revenue has increased significantly over prior fiscal periods. In addition, we have and may continue to pursue acquisitions to expand our business and operations. This rapid growth and organizational change have placed, and may continue to place, significant demands on our management and our operational and financial resources and could challenge our ability to develop and improve our operational, financial and management controls; enhance our reporting systems and procedures; recruit, train and retain highly skilled personnel; and maintain customer satisfaction.

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
•
general economic conditions and unrest due to geopolitical conflicts, in both domestic and foreign markets;
•
changes in spending on home and commercial services, including as a result of economic trends, natural or man-made catastrophes and pandemics generally;
•
the number or volume of transactions processed on our platform;
•
changes in trades businesses or partner requirements or market needs;
•
changes in the way we organize and compensate our employees;

•
whether the industry for software for the trades, or our customers’ adoption of AI, develop more slowly than we expect;
•
our ability to successfully expand our business geographically and across the trades;
•
the timing and length of our sales cycles;
•
our ability to attract, develop, motivate and retain management and other skilled personnel;
•
the amount and timing of operating costs and capital expenditures related to the expansion of our business, or incorporating AI solutions into our business operations;
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

Any new product or platform enhancements we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products and services than ours at lower prices. Competitors may also develop and introduce new products or entirely new technologies to replace our existing platform, which could make our platform obsolete or adversely affect our business. New products or platform enhancements may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers. Additionally, we may experience difficulties with software development, design or marketing that could delay or prevent our development, introduction or implementation of new products, features or capabilities. Furthermore, as we incorporate AI functionality into our platform and products, our customers may be reluctant to adopt AI-powered solutions, especially agentic workflows, or adopt them more slowly than we expect. We have in the past experienced delays in our internally planned release dates of new products, features and capabilities, and there can be no assurance that new products, features or capabilities will be released according to schedule. If our research and development investments do not accurately anticipate customer demand, if we fail to realize the benefits of these investments by not achieving market acceptance, or our new products or platform enhancements suffer from performance or quality issues or are delayed, our business, financial condition and results of operations could be adversely affected.

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

Consolidation of trades businesses into larger industry participants within the trades has accelerated in recent years, and this trend could continue. We have in the past suffered, and may continue to suffer, reductions in subscriptions or non-renewal of customer subscriptions due to industry consolidation. We may not be able to expand sales of our subscriptions, Pro and FinTech products to existing or new customers enough to counteract any negative impact of industry consolidation on our business. From time to time, we form beneficial relationships with industry participants who have or are intending to consolidate trade businesses. However, we may not always be able to form such relationships, and such participants may compete with us. New companies that result from such consolidation may decide to develop their own internal solutions or work with alternative providers. As these companies consolidate, competition to provide solutions and services will become more intense and establishing relationships with large industry participants will become more important. Additionally, these industry participants may also try to use their market power to negotiate price reductions for our products. If consolidation of our larger customers occurs, these consolidated companies may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on revenue from such consolidated companies to continue to achieve growth.

Trades businesses are also experiencing supply chain challenges, including shortages of equipment, manufactured goods and supplies, which negatively affect their ability to accept and perform certain jobs. Additionally, sharply rising prices of gasoline and other fleet management costs may affect the profitability of routes for technicians in the field, especially those involving large amounts of driving. Tariffs or other trade protection measures, and uncertainty relating to such tariffs and trade protection measures, may also negatively impact trades businesses. In particular, the U.S. government has in the past and may in the future impose, reimpose, increase, or pause tariffs, and countries subject to such tariffs have and, in the future may, impose reciprocal tariffs or impose other protectionist or retaliatory trade measures in response. Such trade protection measures could increase the cost of raw materials, manufactured goods and supplies used in various trade verticals, or render these supplies increasingly difficult or impossible to procure, which may adversely affect the profitability of trades businesses. When such supply chain shortages and issues arise, or when costs increase due to tariffs or other trade protection measures, our customers may reduce their spending, which could result in decreased demand for our platform, as well as a decrease in the number or volume of transactions processed on our platform.

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

We have rapidly grown our business. For example, we first launched our platform in 2012, and our revenue grew from $120.7 million in fiscal 2020 to $961.0 million in fiscal 2026. We are expanding our sales focus to include large businesses, commercial services and construction customers, and expect to continue to explore new trades. We have also substantially increased our headcount, invested in expanding our direct sales force and customer support teams and otherwise enhanced and developed new solutions. Accordingly, we have a limited history of operations at our current scale, and our ability to forecast our future results of operations and to plan for future growth is more limited than that of companies with longer operating histories and subject to a number of uncertainties. These risks and uncertainties include our ability to:

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

In the locations where we directly hire our employees, we must ensure compliance with the applicable local laws governing team members in those jurisdictions, including local employment and tax laws. In the locations where we utilize professional employer organizations (“PEOs”), we contract with the PEO for it to serve as “Employer of Record” for those team members engaged through the PEO in each applicable location. Under this model, team members are employed by the PEO but provide services to ServiceTitan. We also engage team members through a PEO self-employed model in certain jurisdictions where we contract with the PEO, which in turn contracts with individual team members as independent contractors. In all locations where we utilize PEOs, we rely on those PEOs to comply with local employment laws and regulations and to ensure our ownership of the intellectual property developed by the team members. We also issue equity to a substantial portion of our team members, including team members engaged through PEOs and to independent contractors, and must ensure we remain compliant with securities laws of the applicable jurisdiction where such team members are located.

In some cases, we utilize independent contractors. When we utilize a PEO or independent contractors, we face risks related to compliance with local laws and regulations. Additionally, the agreements executed between PEOs and our team members or between us and team members engaged under the independent contractor model, may not be enforceable depending on the local laws because of the indirect relationship created through these engagement models. Accordingly, if any element of our engagement of team members through PEOs, or of our relationship with independent contractors, is found not to comply with laws or regulations, our business, financial condition and results of operations could be materially and adversely affected. Furthermore, litigation related to our model of engaging team members, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business.

The impact of economic conditions, including the resulting effect on consumer spending and on our customers’ finances and operations, may adversely affect our business, financial condition and results of operations.

Negative global and regional economic conditions, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation, rising interest rates, bank failures, international trade relations, geopolitical instability and uncertainty, and resulting heightened risk of cyberattacks, intellectual property theft, and a reduction in information technology spending regardless of macroeconomic conditions could have adverse impacts on our business, results of operations and financial condition, including longer sales cycles, lower prices for our products and services, reduced sales and slower or declining growth.

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
•
ease of adoption and use of our platform, including AI-powered features and agentic workflows;
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

Our industry is highly competitive, and as we expand to serve additional industries and trades, we will compete against a growing number of companies and solutions specific to those industries and trades. We compete either directly or indirectly with software vendors offering point-specific tools for specific elements of trade workflows, horizontal solutions for generic functionalities, legacy on-premise field service management applications, and narrow bundled solutions for down-market trades businesses. Examples of these software vendors include Salesforce, SAP, FieldEdge, Workwave, ServiceTrade, AccuLynx, BuildOps, HouseCall Pro, JobNimbus and Jobber. The larger enterprises with whom we currently compete, or with whom we may compete in the future, have significant financial, technical, marketing and other resources, and they are able to devote meaningful resources to the development, promotion, sale and support of their solutions and services. Some existing solutions also have extensive installed customer bases and broad customer relationships, together with longer operating histories and greater name recognition than we have. Moreover, certain trade verticals we explore may already be served by well-established companies, presenting a potential challenge in establishing a foothold within those markets.

Additionally, our competitors may make substantial investments in AI, machine learning and GenAI capabilities that may allow them to replicate key aspects of our platform more quickly and cost-effectively than previously possible. While we have made, and expect to continue to make, significant investments to integrate AI, including GenAI, into our platform, AI technologies are rapidly evolving and there can be no guarantee that our platform will remain competitive as new AI technologies are developed, adopted, and integrated into software solutions. We may also face greater competition from non-specialist solutions relying on generic LLMs, GenAI and general-purpose agents to address a broad range of business needs. As we attempt to sell our platform to new and existing customers, we must convince them that our solutions are superior to other solutions available to their organizations, including generic LLMs, software created using natural language prompts and GenAI (referred to as vibe coding) and other emerging technologies.

These competitors may be better able to undertake more extensive marketing campaigns and/or offer their solutions and services at a discount to ours. Their increased deployment of AI technologies may also enable them to reduce costs while improving service quality and other capabilities. To the extent any of our competitors have existing relationships with potential customers, customers may be unwilling or unable to purchase our subscriptions because of those existing relationships and this may limit our ability to successfully compete in certain markets or trades. Additionally, new entrants to the market are focused on fast and automated implementation of their solutions, and while their products do not have our complete product sets, they provide minimum functionality that small businesses may believe to be sufficient, especially if such businesses are willing to sacrifice functionality for speed of deployment. Furthermore, advancements in, and the broad availability of, AI have lowered barriers to entry and accelerated the development and speed to market of new or competing products. If we are unable to compete with these existing or potential competitors and/or their products, particularly as they enhance their offerings through AI, the demand for our platform, our customer counts, and the revenue we generate could decline, and our business, financial condition and results of operations could be adversely affected.

We have incorporated and are incorporating traditional AI, machine learning and GenAI into our platform. This technology is new and developing and may present operational and reputational risks or result in liability or harm to our reputation, business, results of operations or customers.

We have incorporated a number of AI features into our platform and believe that providing AI tools and insights will become increasingly important to the value that our solutions and services deliver to our customers. As with many developing technologies, LLMs in particular are a new and emerging technology that is in its early stages of commercial use and presents a number of inherent risks and challenges that could affect further development, adoption, and use, and therefore our business. Due to the evolving nature of the algorithms and technology underpinning LLMs, there is a risk that our AI solutions could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors (e.g., LLM hallucinatory behavior that can generate irrelevant, nonsensical or factually incorrect results). Further, the content, analyses or recommendations generated by our LLMs could produce information or other content that infringes, misappropriates or violates the intellectual property rights of others. As we integrate agentic workflows into our platform, the actions that are taken by AI-powered agents could be incorrect or unintended, resulting in negative impacts for both us and our customers. In addition, increasing use of AI creates opportunities for the potential loss or misuse of Personal Information and other data that forms part of any data set, including any of our proprietary data assets derived from our customers’ use of our platform, that was collected, used, stored, or transferred to build our AI solutions. If our access to such data sets were materially impaired, we may also be unable to further build, train and offer our AI solutions. The occurrence of any of the foregoing could harm our reputation, business or customers and could result in additional lawsuits and regulatory investigations.

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

In addition, the use of AI involves significant technical complexity and requires specialized expertise. This specialized expertise can be difficult and costly to obtain given the increasing industry focus on AI development and competition for talent. As a result, it could be expensive for us to maintain and advance our AI developments. We may not apply AI advancements quickly or well enough to our solutions or services to serve our customers, or we may not be able to extract the efficiencies for which AI presents an opportunity. While the use of AI presents opportunities, our failure to adequately leverage such opportunities may erode our competitive advantage, and harm our business and results of operations. Further, our AI solutions rely on third-party proprietary machine learning algorithms and LLMs provided by third parties, such as Microsoft and OpenAI. If we are unable to continue to use such third-party assets, or if such third-party assets become expensive, burdensome, or inefficient for us to use, we may be unable to continue to provide our AI solutions which could harm our business and results of operations. We also face significant competition from other companies with respect to utilizing AI technologies. To the extent AI technology development and utilization from our competitors proves to be successful, or more successful than our approach, demand for our platform, and thus our business, could be adversely affected. If we cannot develop, offer, or deploy new AI technologies as effectively or quickly as our competitors, or if we cannot access the infrastructure needed to continue our development, our results of operations, relationships with customers and partners, and growth could be materially and adversely affected.

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

Moreover, the regulatory framework for AI (and machine learning technology) is rapidly evolving, and it is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be amended or interpreted in ways that would affect the operation of our business, including the way in which we use AI and machine learning technology. The scope and direction of orders, policies, rules and regulations related to AI and machine learning at the federal level in the United States in the near future is uncertain. In January 2025, President Trump issued an Executive Order that, among other things, requires certain agencies to develop and submit to the President action plans to “sustain and enhance America’s global AI dominance,” and to specifically review all rulemaking taken pursuant to rescinded executive orders issued under prior administrations and, if possible, rescind any such rulemaking to the extent it is inconsistent with, or presents a barrier to, the Trump Administration’s new executive order. Thus, the Trump Administration may continue to rescind other existing federal orders and/or administrative policies relating to AI technologies or may implement new executive orders and/or other rulemaking relating to AI technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our platform, products, services, or operations to ensure compliance or remain competitive. Meanwhile, various U.S. states have enacted laws that regulate the use of AI, including several laws enacted in California in 2024 and 2025 that provide consumers with certain protections around companies’ use of AI, such as by requiring companies to disclose certain uses of GenAI, Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of GenAI in certain consumer interactions. The California Privacy Protection Agency also recently finalized regulations under the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2018 (collectively, the “CCPA”), regarding the use of automated decision-making and providing disclosures to consumers regarding such use. Implementation standards and enforcement practice are likely to remain uncertain for the foreseeable future, and we cannot determine the impact future laws, regulations, standards, or perception of their requirements may have on our platform and our business. In addition, on May 21, 2024, the European Union approved the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market. Although we are not currently subject to the EU AI Act, we may become subject to it in the future, which may affect our use of AI technologies and our ability to provide, improve or commercialize our platform, and could adversely affect our business, operations and financial condition.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition, antitrust, data privacy and consumer protection laws, may be interpreted or enforced in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies. We may not always be able to anticipate how to respond to these new or updated laws or regulations, and our ability to provide AI-driven insights and products may also be constrained by current or future regulatory requirements in the United States or in non-U.S. jurisdictions, which could restrict or impose burdensome and costly requirements on our ability to leverage data in innovative ways and negatively affect the performance of our products, services, and business and the way in which we use AI technologies. Further, the cost to comply with such laws or regulations, or decisions or guidance interpreting existing laws, including the redesign of our platform to achieve compliance, could be significant and could increase our operating expenses, which could adversely affect our business, financial condition and results of operations. In addition, if we fail or are perceived to fail to comply with these laws and regulations, we may face lawsuits (including class actions), investigations, enforcement actions, negative reputational impacts, and other penalties that materially impact our business.

If the estimates and assumptions we have used to calculate the size of our addressable market opportunity are inaccurate, our future growth rate may be limited.

We have estimated the size of our addressable market opportunity based on data published by third parties and on internally generated data and assumptions. While we believe our market size information is generally reliable, such information is inherently imprecise, and relies on our and third parties’ projections, assumptions and estimates within our target market, which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Annual Report. If such third-party or internally generated data proves to be inaccurate or we make errors in our projections, assumptions or estimates based on that data, including how current customer data and trends may apply to potential future customers and the number and type of potential customers, our addressable market opportunity or our future growth rate may be less than we currently estimate. In addition, these inaccuracies or errors may cause us to divert resources from more valuable alternative projects and harm our business. The variables that go into the calculation of our market opportunity are subject to change over time, including the amount of customer GTV that we can recognize as revenue, and there is no guarantee that any particular number or percentage of addressable end customers or companies covered by our addressable target market opportunity estimates will purchase our platform at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our platform and those of our competitors. Even if our addressable market meets our size estimates, our business could fail to grow at similar rates, if at all, or we could capture a percentage of customer GTV as revenue that is less than we currently expect. Accordingly, the information regarding the size of our addressable market opportunity included in the documents we file or furnish with the Securities and Exchange Commission (the “SEC”), should not be taken as indicative of our future growth.

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

We also dedicate significant resources to marketing programs, including telemarketing, branded events and digital advertising through services such as Google AdWords. The effectiveness and cost of our online advertising has varied over time, and may vary in the future, due to competition for key search terms, changes in search engine use, changes in the search algorithms used by major search engines and laws, regulations and other obligations relating to privacy or data protection that affect online advertising. These efforts will require us to invest significant financial and other resources. We rely on a variety of direct marketing techniques, including telemarketing, email marketing and direct mail. Our marketing activities, and the marketing activities of our customers, are regulated under laws such as the Telephone Consumer Protection Act, the Telemarketing Sales Rule, and any state equivalents, and various other federal and state laws regarding marketing and solicitation, as well as general data protection laws, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM”), and various state privacy laws, including the CCPA, and other recently passed state laws, that govern these activities and impose significant restrictions on us and our customers. Any violations or perceptions of violations of these laws and regulations may harm our business, financial condition and results of operations. Additionally, any changes to the above-mentioned laws, or any applicable privacy, data protection and cybersecurity laws, their interpretation, or enforcement of such laws by the government or private parties that further restrict the way we interact with our potential customers or generate leads could adversely affect our ability to attract customers and could harm our business, reputation and brand, financial condition and results of operations. For additional information, see “—Risks Related to Data Privacy, Data Protection, Cybersecurity and Technology—The collection, processing, storage, use, and disclosure of personal information are governed by a rapidly evolving framework of privacy, data protection, cybersecurity, data transfers or other laws or regulations worldwide and limit the use and adoption of our services and adversely affect our business.”

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

Due in part to industry consolidation, our largest customers are growing rapidly. However, a majority of our customers are small- and medium-sized businesses (“SMBs”), and we expect they will continue to comprise a large portion of our customer base for the foreseeable future. We define SMBs in the context of our customer base as customers that have fewer than 1,000 employees. Selling to and retaining SMBs can be more difficult than retaining large businesses, as SMBs often have higher rates of business failure and more limited resources. SMBs may not have sufficient office resources or may be constrained by other factors, such as seasonality, which makes it difficult for them to dedicate resources to the implementation, onboarding and training necessary to obtain the full benefits of our platform. SMBs are also typically more susceptible to the adverse effects of economic fluctuations. Adverse changes in the economic environment, or business failures of our SMB customers, may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do.

Risks Related to Reliance on Third Parties

We rely on software and services licensed from other third parties. Defects in or the loss of software or services from third parties could increase our costs and adversely affect the quality of our service.

We rely upon certain partners, vendors and other service providers to provide software employed by our platform or customers using our platform, including to enable cloud-based phones and GPS, payments, and manage customer payroll, and it is possible that such third-party software or services may not be reliable or easy to replace. Disruptions to the services and functionality provided by the partners and vendors upon which we rely to provide our platform and related services could cause service interruptions, and widespread outages could disrupt our services to our customers, which could adversely affect our business. Furthermore, we may in the future have disputes with certain of our partners, vendors and other service providers. If, in connection with such a dispute, a partner, vendor or service provider terminates its relationship with us or otherwise limits the provision of their software, services or data to us, the availability or usage of our platform could be disrupted. If the partners, vendors and other service providers we rely upon cease to provide access to the software, services or data that we and our customers and consumers use, whether in connection with disputes or otherwise, do not provide access to such software and/or data on terms that we believe to be attractive or reasonable, or do not provide us with the most current version of such software, we may be required to seek comparable software and/or data from other sources, which may be more expensive or inferior, or may not be available at all, or may disrupt our services to our customers, any of which could adversely affect our business.

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

We may rely on third parties when deploying, servicing or otherwise operating our IT Systems, and in doing so, expose them and therefore us to security risks outside of our direct control. Specifically, certain third parties who create applications that integrate with our platform may receive, store or otherwise process our and our customers’ information, including confidential, sensitive, personal information and other information about individuals, our customers, employees, contractors and business partners, including email addresses, physical addresses, phone numbers, Social Security numbers, credit card data and personally identifiable information, as well as trade secrets and other proprietary business information (collectively, “Sensitive Information”). Our third- party service providers may fail to adequately secure their or our IT Systems or our Sensitive Information. Our third-party service providers’ IT Systems have been, and may in the future be, breached or contain exploitable defects or “bugs” that could result in a breach of or disruption to our or our third-party service providers’ IT Systems and other cybersecurity risks discussed below. Our ability to monitor our service providers’ security is limited, and, in any event, third parties may be able to circumvent those security measures. Moreover, techniques used to obtain unauthorized access to systems and networks, as discussed in more detail below, change frequently and may not be known until launched against us or our third-party service providers. These risks also are heightened when service providers work remotely. Moreover, we have acquired and may continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to cybersecurity, operational, and financial risks, some of which may be significant.

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

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”). We receive, store, process and use a large volume of Personal Information and other customer information from a wide range of sources, including customers, potential customers, vendors and employees. There are numerous federal, state, local and international laws and regulations regarding privacy, data protection, cybersecurity, marketing and telemarketing activities and the storing, sharing, use, processing, transfer, disclosure and protection of Personal Information and other information, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules or other actual or asserted obligations. We also post privacy policies, which we are legally obligated to comply with and are subject to contractual obligations to third parties related to privacy, data protection and cybersecurity. As a result, we are subject to federal, state, local and international laws regarding data protection, privacy, cybersecurity, and the storing, sharing, use, disclosure and protection of Personal Information. The regulatory framework for data protection, privacy and cybersecurity worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or obligations or our practices.

Regulation of data protection, privacy and cybersecurity in the United States is rapidly growing, particularly at the state level. Several states in which we operate or may in the future operate have begun enacting new data privacy laws. For example, the CCPA introduced new rights for California residents and obligations for covered businesses collecting, using, disclosing and processing Personal Information, including obligations to: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their Personal Information, (ii) receive and respond to requests from California residents to access, delete, and correct their Personal Information, or to opt out of certain disclosures of their Personal Information, and (iii) enter into specific contractual provisions with service providers that process Personal Information of California residents on the business’s behalf. The enactment of the CCPA has prompted a wave of similar legislative development, and general data privacy statutes that share similarities with the CCPA are now in effect and enforceable in numerous states. These new laws, and others that will be effective in the coming years could further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers. In addition, the development of numerous U.S. state laws creates the potential for a patchwork of overlapping but different and potentially conflicting state law requirements, which could make compliance challenging. For example, in order to comply with the varying state laws around breaches involving information, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.

Additionally, certain of our products record or transcribe phone and other conversations on behalf of our customers for coaching and other quality assurance purposes, and we also may record phone calls with our customers. With respect to the use of Personal Information for direct marketing purposes–both via telephone calls and email and text-based messaging–laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act, the CAN-SPAM, and use of Personal Information in relation to other state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act. In particular, the Telephone Consumer Protection Act, the Telemarketing Sales Rule as interpreted and implemented by the Federal Communications Commission (“FCC”), and U.S. courts (collectively, the “TCPA”), impose significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Additionally, the CAN-SPAM establishes specific requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content, and obligates, among other things, the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. While we strive to ensure that our marketing communications comply with the requirements set forth in the CAN-SPAM Act, any violations could result in the FTC seeking civil penalties against us. In addition, there is a risk if our customers or end customers use our platform in a manner that does not comply with applicable law or our policies. For additional information, see “—Risks Related to Data Privacy, Data Protection, Cybersecurity and Technology—Our customers’ and end customers’ violation of our policies or other misuse of our platform to transmit unauthorized, offensive or illegal messages, spam, phishing scams and website links to harmful applications, record calls without consent, or for other fraudulent or illegal activity could damage our reputation and brand, and we may face a risk of litigation and liability for illegal activities on our platform and unauthorized, inaccurate or fraudulent information distributed via our platform.” Our and our customers’ activities must comply with the above-mentioned laws.

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

Our platform, including our purpose-built AI solutions such as Atlas, contains third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could compromise the proprietary nature of our platform or could require disclosure of affected proprietary software source code.

Our platform, including our purpose-built AI solutions such as Atlas, contains software modules licensed to us by third-party authors under “open-source” licenses.

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

From time to time, we have been, and may in the future become, involved in various investigations or legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower, wiretapping and other litigation and claims and governmental and other regulatory investigations and proceedings. For example, plaintiffs have sought to apply federal wiretap laws, such as the Federal Wiretap Act, and similar U.S. state laws, such as California’s Invasion of Privacy Act, to certain advertising online tracking, and voice recording practices. We have received one or more claims of violation of California’s Invasion of Privacy Act. None have resulted in significant liability or expense; however, similar claims may in the future. Such laws include private causes of action, and could result in significant monetary liability to address, including settlement costs, even if these causes of action are meritless. The number and significance of these potential claims and disputes may increase as our business expands. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and may harm our financial condition and results of operations. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing may harm our business, financial condition and results of operations.

Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations could adversely affect our business.

We are subject to a number of laws and regulations that apply generally to businesses, including laws and regulations governing the internet and the marketing, sale and delivery of services over the internet. These laws and regulations, which continue to evolve, cover, among other things, taxation, tariffs, privacy and data protection, cybersecurity, pricing, content, copyrights, distribution, mobile and telecommunications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer and business financial products, insurance products, consumer protection, the provision of online payment services, payroll compliance, the design and operation of websites and the characteristics and quality of products that are offered online. The application and interpretation of these laws and regulations may be uncertain or may change over time, and it may not be clear in every jurisdiction how existing laws and regulations governing such areas apply to our business or will be enforced. If we fail, or are alleged to have failed, to comply with applicable laws and regulations, we could be subject to investigations, claims, regulatory proceedings, fines, penalties or reputational harm, which could materially and adversely affect our business, financial condition and results of operations. Moreover, as the regulatory landscape continues to evolve, increasing regulation and enforcement efforts by federal, state and foreign authorities, and the prospects for private litigation claims, become more likely. In addition, the adoption of new laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market or sell our platform could harm our ability to offer, or negatively affect contractor demand for, our platform, which could impact our revenue, impair our ability to expand our platform and service offerings, and make us more vulnerable to competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices and raise compliance costs or other costs of doing business.

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

While we currently operate primarily in the United States and Canada, a significant portion of our workforce comprises engineering service providers distributed internationally, including, but not limited to, persons in Armenia, Macedonia, and Poland, and our international contract workforce has grown as a result of our acquisitions. We have and may continue to expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional countries.

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

We have a significant number of personnel, including both employees and contractors, in Armenia as well as Poland and other European countries, and we had engineering contractors in Russia prior to U.S. sanctions against Russia. In late February 2022, Russian military forces launched significant military action against Ukraine, which has and could continue to cause sustained conflict and disruption in nearby countries like Armenia, Macedonia, and Poland.

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

Risks Related to Financial, Tax and Accounting Matters

Our internal control over financial reporting may not continue to be effective and we may experience material weaknesses in the future, which could affect the reliability of our financial statements and have other adverse consequences.

We have previously identified material weaknesses in our internal control over financial reporting. As of January 31, 2024, we completed our remediation efforts, including the testing of the operating effectiveness of the controls, and we concluded that the material weaknesses have been remediated. As of January 31, 2026, we concluded our internal control over financial reporting was effective. However, we recognize that maintaining effective internal control over financial reporting will continue to require significant attention from management and expense, and we cannot guarantee that we will not identify material weaknesses in the future.

If material weaknesses are identified in our internal control over financial reporting, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our Class A common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

We may be unable to generate sufficient cash flow to satisfy future debt service obligations, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

As of January 31, 2026, we did not have any outstanding indebtedness. However, we may incur indebtedness in the future, including under our Amended Credit Agreement. Our ability to make payments on or to refinance future debt obligations, including under our Amended Credit Agreement, depends on our financial condition and results of operations, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal or interest on any future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay strategic acquisitions and partnerships, capital expenditures and payments on account of other obligations, seek additional capital, restructure or refinance our indebtedness or sell assets. These alternative measures may not be successful and may not permit us to meet future debt service obligations. Our ability to restructure or refinance future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of debt could be at higher interest rates and could require us to comply with more onerous covenants, which could further restrict our business operations. In addition, we cannot assure you that we will be able to refinance any future indebtedness on commercially reasonable terms, or at all.

If we are unable to repay or otherwise refinance indebtedness when due, if we fail to comply with financial or other covenants in our debt service agreements, which include a net leverage covenant, or if any other event of default is not cured or waived, the applicable lenders could accelerate our outstanding obligations or foreclose against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the Amended Credit Agreement or the exercise by the applicable lenders of their rights under the security documents could have an adverse effect on our business, financial condition and results of operations and could have a material adverse effect on the trading price of our Class A common stock.

The Amended Credit Agreement contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.

The terms of the Amended Credit Agreement include a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate with other companies or sell substantially all of our assets, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions or engage in transactions with affiliates. The terms of the Amended Credit Agreement also include financial covenants, including a net leverage covenant. The terms of the Amended Credit Agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, including potential acquisitions, and compete against companies which are not subject to such restrictions.

We may require additional capital, which may not be available on terms acceptable to us, or at all and, if available, may cause dilution to our stockholders.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing platform, improve our operating infrastructure or acquire complementary businesses and technologies. We may require additional financing to meet our working capital and capital expenditure in the future. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked securities or convertible debt securities, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Debt financings increase expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of our results of operations. For example, covenants contained in our Amended Credit Agreement limit our ability to pay dividends, to create, incur or assume indebtedness or liens, to consummate certain strategic transactions, to engage in transactions with affiliates and to make certain investments.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment and use of estimates include revenue recognition, and fair value of assets acquired and liabilities assumed in a business combination. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

Operating as a public company requires us to incur substantial costs and will require substantial management attention.

As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of The Nasdaq Stock Market LLC (the “Exchange”). The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. Compliance with these rules and regulations has and is expected to continue to increase our legal and financial compliance costs, and increase demand on our systems, particularly since we are no longer an Emerging Growth Company (“EGC”) and are now a large accelerated filer. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Annual Report and in filings required of a public company, our business, financial condition and results of operations are more visible, which may result in threatened or actual litigation, including by competitors.

Certain members of our management team have limited experience managing a publicly traded company, and certain members joined us more recently. As such, our management team may not successfully or efficiently manage our status as a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These public company obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which may harm our business, financial condition and results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

Our ability to utilize our federal net operating loss carryforwards (“NOLs”) may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. These limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period.

We conducted a formal study through January 31, 2026 that concluded that there had been prior ownership changes and that our utilization of pre-change tax attribute carryforwards will be subject to annual limitations. However, it is not expected that the annual limitations will result in the expiration of tax attribute carryforwards prior to utilization. If we undergo an ownership change in the future, our ability to use our pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit the use of our state tax attribute carryforwards. Future changes in our stock ownership, some of which may be outside of our control, may result in an ownership change under these rules.

There is a risk that due to changes in tax law, regulatory changes or other unforeseen reasons, our existing NOLs and other tax attributes could expire or otherwise become unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs and other tax attributes is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed by us. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and other tax attributes, even if we attain profitability.

Our results of operations may be harmed if we are required to collect or pay sales or other taxes in jurisdictions where we have not historically done so.

States and some local taxing jurisdictions have differing rules and regulations governing sales, use and other taxes, such as gross receipts taxes, excise taxes, and telecom taxes, and these rules and regulations are subject to varying interpretations that may change over time. The application of federal, state, local and non-U.S. tax laws to services provided electronically is evolving. In particular, the applicability of sales taxes and other taxes to our platform in various jurisdictions is unclear. We collect and remit sales tax and other taxes in the United States and value-added tax, in a number of international jurisdictions. However, we could face tax audits in which tax authorities in the United States and other jurisdictions could successfully assert that we are obligated to collect additional tax amounts from our paying customers and remit those amounts to those authorities. As a result, our liability for these taxes could exceed our estimates. We could also be subject to audits in states and Non-U.S. jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our platform in jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities for past sales, discourage organizations from subscribing to our platform, and otherwise harm our business, financial condition and results of operations.

Further, one or more state, local or non-U.S. tax authorities could seek to impose additional sales, use, telecommunications or other taxes and other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. Liability for past taxes may also include substantial interest and penalty charges. Any successful action by state, local or non-U.S. tax authorities to compel us to collect and remit sales tax, use tax, telecommunication tax or other taxes, either retroactively, prospectively, or both, may harm our business, financial condition and results of operations.

Changes in tax laws and regulations in the United States and other jurisdictions could adversely affect our business, financial condition and results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations and our business, financial condition and results of operations. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. For example, U.S. H.R. 1 (119th Congress), signed into law in July 2025, commonly known as the One Big Beautiful Bill Act, made significant changes to U.S. federal tax law. Changes to tax laws (which in some cases may have retroactive applications), including with respect to NOLs and other tax attributes, could adversely affect us, holders of our common stock, or our customers. If we raise our prices to offset the costs of these changes, existing and prospective customers may elect not to purchase our offerings in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our own compliance, operating and other costs, as well as the costs of our offerings. Further, these events could decrease the capital we have available to operate our business. Any or all of these events may harm our business, financial condition and results of operations.

As we expand the scale of our international business activities, any changes in the taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations. We may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. An increase in our tax liabilities could harm our liquidity and results of operations. In addition, the tax authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or assert that benefits of tax treaties are not available to us, any of which may harm us and our results of operations.

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

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no votes per share, except as otherwise required by law. Our Co-Founders and their respective affiliates together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of January 31, 2026, the shares held by our Co-Founders (including shares over which they have voting or administrative control) represented approximately 61% of the voting power of our outstanding capital stock, which voting power may increase over time as our Co-Founders exercise or vest in equity awards over time. If all such equity awards held by our Co-Founders (including the shares of our Class B common stock subject to performance-based RSUs that were granted to our Co-Founders in October 2024 and that vest upon the satisfaction of a service condition and achievement of certain stock price hurdles) had been exercised or vested and settled in shares of our Class B common stock as of January 31, 2026, the shares held by our Co-Founders (including shares over which they have voting or administrative control) represented approximately 72% of the voting power of our outstanding capital stock. As a result, our Co-Founders, along with our other principal stockholders, will be able to significantly influence or control any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Our Co-Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control or significant influence may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in our Co- Founders undertaking, or causing us to undertake, actions that would be desirable for our Co-Founders but would not be desirable for our other stockholders.

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

We have no shares of our Class C common stock, which entitle the holder to no votes per share (except as otherwise required by law), issued and outstanding, and we have no current plans to issue shares of Class C common stock. These shares are available to be used in the future for various uses including to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time, the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in our Co-Founders holding less than a majority of our total outstanding voting power. Once our Co-Founders own less than a majority of our total outstanding voting power, our Co- Founders will no longer have the unilateral ability to elect all of our directors and to significantly influence or control the outcome of any matter submitted for a vote of our stockholders. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which will prolong the voting power of our Co-Founders. As a result, the issuance of shares of Class C common stock could prolong the duration of our Co-Founders’ control of our voting power and their ability to elect all of our directors and to significantly influence or control the outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to our Co-Founders and, in that event, they would be able to sell such shares of Class C common stock and achieve liquidity in their holdings without diminishing their voting power. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the Exchange. For additional information about our multi-class structure, refer to the “Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934,” filed as Exhibit 4.1 hereto.

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

Recently, the stock markets in general, and the markets for technology stocks in particular, have experienced extreme volatility. The stock prices of many technology companies have declined significantly and in certain instances the declines have been unrelated or disproportionate to the operating performance of those companies. Software company stock prices have experienced significant declines, driven in part by investor concerns that advances in AI, including agentic AI and AI-enabled automation tools, may disrupt traditional software business models and pricing structures. Furthermore, the trading price of our Class A common stock may be adversely affected by third parties trying to drive down the trading price of our Class A common stock. Short sellers and others, some of whom post anonymously on social media, can negatively affect the trading price of our Class A common stock and may be positioned to profit if the trading price of our Class A common stock declines. These broad market and industry factors may seriously harm the trading price of our Class A common stock, regardless of our operating performance.

Sales of a substantial number of shares of our Class A common stock (including shares of our Class A common stock issuable upon conversion of our Class B common stock) could depress the trading price of our Class A common stock.

The trading price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market, particularly sales by our directors, officers, and principal stockholders, and the perception that these sales could occur may also depress the trading price of our Class A common stock. As of January 31, 2026, we had 81,956,537 shares of our Class A common stock, 12,644,614 shares of our Class B common stock and no shares of our Class C common stock outstanding. While shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act, we are unable to predict the timing of or the effect that such sales may have on the prevailing trading price of our Class A common stock.

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

We are no longer an “emerging growth company” and, as a result, are subject to certain enhanced disclosure requirements.

As of January 31, 2026, we are no longer an EGC. Moreover, we are a large accelerated filer. As a large accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies but that did not previously apply to us due to our status as an EGC. These requirements include, but are not limited to:

•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;
•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; and
•
the requirement that we provide more detailed disclosures regarding executive compensation.

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

The Committee regularly reports to the full Board regarding its activities, including those related to cybersecurity and our cyber risk management program. Board members also receive presentations on cybersecurity topics from our Chief Information Security Officer (“CISO”), internal security staff or external experts as part of the

Board’s continuing education on topics that impact public companies. Our management receives briefings from our CISO on our cyber risk management program and escalates matters to the Board as needed.

Our CISO is primarily responsible for assessing and managing our material risks from cybersecurity threats. The CISO, who reports to our Chief Technology Officer, has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO is an industry-recognized and credentialed executive who has served in various roles in information technology and information security for over two decades, including as Chief Information Security Officer. He holds an undergraduate degree in information systems and multiple professional certifications.

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

Item 2. Properties.

Our corporate headquarters are located in Glendale, California, where we lease an aggregate of approximately 215,000 square feet, as of January 31, 2026, pursuant to lease agreements that expire in July 2030. We also lease additional facilities in various locations in the United States and around the world. We lease all of our facilities and do not own any real property.

We believe that our facilities are suitable to meet our current needs, and that suitable additional or alternative space will be available as needed to accommodate any growth to support new employees or new geographic markets.

Item 3. Legal Proceedings.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together, materially and adversely affect our business, results of operations or financial condition. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, to establish our proprietary rights or for other matters. Involvement in such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of legal expenses and settlement costs, diversion of management attention and resources and other factors. In addition, the information set forth under “Litigation” in Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “TTAN.” Our Class B common stock and Class C common stock is neither listed nor publicly traded.

Holders of Record

As of March 16, 2026, there were 54 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes an indeterminate number of stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of March 16, 2026, there were 16 holders of record of our Class B common stock and no shares of our Class C common stock outstanding.

Dividends

The terms of our Amended Credit Agreement place certain limitations on the amount of cash dividends we can pay, even if no amounts are currently outstanding. We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Equity Securities

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

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the Standard & Poor’s 500 Index (the “S&P 500”), and the S&P 500 Information Technology Sector Index. An investment of $100 is assumed to have been made in our Class A common stock and in each index on December 12, 2024, the date our Class A common stock began trading on the Nasdaq Global Select Market, and its relative performance is tracked through January 31, 2026. The graph uses the closing market price on December 12, 2024 of $101.00 per share as the initial value of our Class A common stock. Data for the S&P 500 and the S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties and our actual results, events or circumstances could differ materially from those described in forward-looking statements. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. The last day of our fiscal year is January 31, and our fiscal quarters end on April 30, July 31, October 31 and January 31. Our fiscal years ended January 31, 2024, 2025 and 2026 are referred to herein as fiscal 2024, fiscal 2025 and fiscal 2026, respectively. Unless the context otherwise requires, all references in this Annual Report to “we,” “us,” “our,” “our company,” and “ServiceTitan” refer to ServiceTitan, Inc. and its consolidated subsidiaries, and references to our “common stock” include our Class A common stock, Class B common stock and Class C common stock.

Overview

ServiceTitan is the operating system that powers the trades.

We are modernizing a large and technologically underserved industry—an industry commonly referred to as the “trades.” The trades consist of the collection of field service activities required to install, maintain, and service the infrastructure and systems of residences and commercial buildings.

ServiceTitan was born in the trades and built for the trades. Our founders, Ara Mahdessian and Vahe Kuzoyan (our “Co-Founders”), are the sons of trades business owners and founded ServiceTitan to provide tradespeople, like their parents, with technology that is purpose built to help trades businesses thrive.

Our software provides an end-to-end, cloud-based software platform that connects, manages and automates a wide array of business workflows such as advertising, job scheduling and management, dispatching, generating estimates and invoices, payment processing and more. Tradespeople spend their days interfacing with the ServiceTitan platform across what we believe to be the five most business-critical functions, or the “core centers of gravity,” inside a trades business: CRM (customer relationship management, including sales enablement, marketing automation and customer service), FSM (field service management, including scheduling and dispatching), ERP (enterprise resource planning, including inventory), HCM (human capital management, including compensation and payroll integration) and FinTech (including payments and third-party consumer financing). By offering interoperable capabilities in all five centers of gravity, we continuously capture comprehensive data insights across key workflows in a trades business.

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

Our platform is differentiated by our close customer proximity and deep connection with the trades industry, which enables us to make real-time, evidence-based recommendations to our customers, augmented by the vast amounts of data that we synthesize into best practices. Our platform enables impactful outcomes for our customers, including accelerating revenue and driving operational efficiency, all while improving the experience for both end customers and contractors. As customers experience the significant business acceleration benefits of our platform, we have often observed our customers hire more technicians, increase gross transaction volume (“GTV”), representing total dollars invoiced by our customers through our platform, and adopt more add-on products. Increased customer adoption of our platform leads to further data and insights, allowing us to build more differentiated features and address opportunities in new trades, use cases and customer subsegments. All of this allows us to drive more growth and efficiency for customers, delivering considerable return on investment (“ROI”), in our products. In fiscal 2026 and fiscal 2025, we processed $82.1 billion and $68.5 billion of GTV, respectively.

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

Increase GTV By Serving Additional Customers in Existing Trades and Markets. Increasing our GTV also depends on our ability to serve additional customers in existing trades and markets. As our platform has deepened and expanded in features, we have been able to serve larger customers. The trades industry is also experiencing an influx of professional operators, including private equity owners, who are investing in and consolidating trades businesses, in many cases on our platform. Because of these dynamics, we focus on increasing the GTV on our platform, rather than new customer count. We believe our market opportunity is substantial, and we expect to continue to make significant investments across all aspects of our business to continue to increase the GTV on our platform.

We designed our platform to address key workflows within a trades business. In contrast, existing solutions are difficult to adopt and resource-intensive to stitch together in a manner that would address multiple workflows and generate return on investment for trades businesses. This gives us a substantial opportunity to continue to invest in our platform and in our sales and marketing efforts to add more customers in, or help existing customers expand into, the expansive set of trade verticals we have penetrated so far. We also believe that there is further potential to expand our customer base by productizing additional capabilities for these trade verticals, particularly AI-powered capabilities.

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

Build and Bundle New Products to Extend Our Platform. We have a culture of significant innovation evidenced by the extension of our platform’s capabilities over time, producing new workflows across trades. We intend to continue to judiciously invest in research and development to expand the functionality of our platform, to develop and bundle new add-on products and to broaden our capabilities to address new market opportunities across trades. Powering key workflows of our customers through our Core product positions us to deliver value-added Pro, FinTech and other AI-powered products that complement our Core product. We build Pro and FinTech products as an integrated add-on to our expansive Core product offering to deliver our customers business outcomes in a way that we believe no individual, standalone point solution can. As we continue to innovate and execute on our product roadmap, we believe customers will continue to find our new products additive and therefore continue to adopt them. We believe that there is further potential to expand our market opportunity by building new products, particularly those powered by AI, to earn an even greater potential share of our customers’ GTV in the future. While our engrained industry position and exposure to the trades facilitate efficient product development opportunities, innovating new products will continue to require substantial time and research and development resources.

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

We offer tiered subscription plans for our Core and Pro products with varying contract lengths. Pursuant to these subscription contracts our customers do not have the ability to take possession of our proprietary software. For new customers, we primarily enter into either annual or multi-year subscription agreements with contract terms typically ranging from 12 to 36 months; however, certain Pro product and legacy customers are on month-to-month contracts. In nearly all cases, these contracts (monthly, annual, or multi-year) are renewed automatically unless cancelled in advance. We generally bill our customers on a monthly basis in advance of services, regardless of contract term. In some cases for certain products, the customer is billed in arrears. Pricing for these subscriptions are driven by the features included in the package and are linked to the size of the customer’s business, generally based on the number of field technicians at the customer but in some cases directly tied to the number of end customers or the customer’s revenue. In this way, our success is linked to the growth of our customers, which we measure through our net dollar retention rate. Our net dollar retention rate2 was over 110% for each of the fiscal years ended January 31, 2026, 2025 and 2024.

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

2 Our net dollar retention rate measures the increase in annualized billings across our existing customer base by comparing the annualized billings from the same set of customers across comparable periods. To calculate our net dollar retention rate as of a given quarter, we first calculate annualized billings from the cohort of all customers billed in the same quarter in the prior year (the “prior period annualized billings”). We then calculate annualized billings from these same customers as of the current quarter (the “current period annualized billings”). Current period annualized billings includes the effect of any expansion, contraction or churn over the trailing 12 months. We divide (a) current period annualized billings by (b) prior period annualized billings to arrive at the net dollar retention rate. When calculating net dollar retention rate, we do not include the billings from any customers that were acquired as the result of our acquisition of a business until the completion of the first full quarter following the one-year anniversary of the acquisition.

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

Usage-based services primarily consist of payment processing where we connect to third-party processors to allow our customers to accept payments, primarily credit and debit cards, and also includes end-customer financing solutions and other forms of payment. The third-party processor determines the eligibility of the end customer to participate in the programs, provides the payment settlement and financing options to the end customer and is responsible for the provision of the payment or financing services. We receive a fee from the third-party processors, depending on the size and type of the transaction, which we recognize net of interchange and other direct expenses which are passed onto the customer. Revenue from financing and processing payments is recognized at the time of the transaction. In addition to payment processing revenue, we have a number of Pro products that generate revenue depending on the level of usage, which we recognize monthly in arrears based on consumption. Usage revenue also includes fees we earn from third-party partners based on transactions or customer activity facilitated through our platform, which we recognize in the period in which the underlying activity occurs. In addition, usage-based revenue also include revenue from our Virtual Agents, which is consumption-based and recognized in the period in which the underlying usage occurs.

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

Sales and Marketing Expense

Sales and marketing expense consists primarily of personnel-related costs, consulting costs and other costs incurred in connection with our sales and marketing and certain customer success efforts. Personnel-related costs primarily include salary, commissions, employee benefits, bonuses and stock-based compensation for our outbound sales personnel that focus on new customer acquisition and for our customer success personnel that focus on expanding adoption of our products at existing customers. Sales and marketing expense also includes marketing and advertising expenses, such as our annual customer conferences, Pantheon and Ignite, and travel and trade show expenses, amortization of acquired customer intangible assets and allocated overhead. Our annual customer conferences are significant sales and marketing events, so we therefore expect an increase in sales and marketing expense during the fiscal third quarter when they occur. We expect that sales and marketing expense will increase on an absolute dollar basis as we invest to grow our business. We plan to continue to expand sales and marketing efforts to attract new customers, retain existing customers and increase revenue from both new and existing customers by adding sales personnel.

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

General and Administrative Expense

General and administrative expense consists primarily of personnel-related costs for our executive, finance, legal, information systems, operations and human resource teams. Personnel-related costs primarily include salary, employee benefits, bonuses and stock-based compensation. General and administrative expense also includes professional fees, other outside consulting expenses, acquisition-related expenses and allocated overhead. We expect that general and administrative expense will increase on an absolute dollar basis, but over time decrease as a percentage of total revenue, as we focus on the efficiency of our processes and systems that will enable our internal support functions to scale with the growth of our business. We expect increases to general and administrative expense to support our growth and as we continue to incur the costs of compliance associated with being a public company, including increased accounting and legal expenses.

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest expense related to our debt arrangements with financial institutions, interest income earned on our cash and cash equivalents, gains or losses on foreign currency transactions and miscellaneous other income.

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

Results of Operations

For a discussion of our consolidated statement of operations data for fiscal 2025 compared to fiscal 2024, refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed with the SEC on April 2, 2025, which is incorporated by reference herein.

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Fiscal
	2026	2025	2024
	(in thousands)
Revenue:
Platform	$925,418	$739,486	$581,751
Professional services and other	35,547	32,392	32,590
Total revenue	960,965	771,878	614,341
Cost of revenue:
Platform	213,544	202,982	169,766
Professional services and other	73,682	67,969	67,945
Total cost of revenue	287,226	270,951	237,711
Gross profit	673,739	500,927	376,630
Operating expenses:
Sales and marketing	290,885	253,349	219,994
Research and development	302,589	263,054	203,534
General and administrative	249,470	214,476	135,966
Total operating expenses	842,944	730,879	559,494
Loss from operations	(169,205)	(229,952)	(182,864)
Other expense, net
Interest expense	(7,227)	(15,517)	(16,436)
Interest income	19,279	8,765	7,067
Loss on extinguishment of debt	(1,488)	—	-
Other income (expense), net	1,528	(72)	1,224
Total other income (expense), net	12,092	(6,824)	(8,145)
Loss before income taxes	(157,113)	(236,776)	(191,009)
Provision for income taxes	2,740	2,318	4,136
Net loss	$(159,853)	$(239,094)	$(195,145)

Comparison of Fiscal 2026 and Fiscal 2025

Revenue

	Fiscal		Change
	2026	2025	$	Percent
	(dollars in thousands)
Revenue
Platform	$925,418	$739,486	$185,932	25%
Professional services and other	35,547	32,392	3,155	10%
Total revenue	$960,965	$771,878	$189,087	24%

Platform revenue increased by $185.9 million, or 25%, for fiscal 2026, compared to fiscal 2025. This increase was primarily driven by subscription revenue, which increased by $146.6 million, or 26%, for fiscal 2026, compared to fiscal 2025. In addition, revenue from our usage-based products increased by $39.3 million, or 23%, for fiscal 2026, compared to fiscal 2025. This increase was primarily driven by increases in gross transaction volume and a higher earn rate generated on that volume.

Professional services and other revenue increased by $3.2 million, or 10%, for fiscal 2026, compared to fiscal 2025. This increase was primarily driven by a higher volume of services performed.

Cost of Revenue

	Fiscal		Change
	2026	2025	$	Percent
	(dollars in thousands)
Cost of revenue
Platform	$213,544	$202,982	$10,562	5%
Professional services and other	73,682	67,969	5,713	8%
Total cost of revenue	$287,226	$270,951	$16,275	6%
Gross profit	$673,739	$500,927
Platform gross margin	77%	73%
Professional services and other gross margin	(107)%	(110)%
Total gross margin	70%	65%

Platform cost of revenue increased by $10.6 million, or 5%, for fiscal 2026, compared to fiscal 2025. This increase was primarily due to a $16.4 million increase in the costs related to the provisioning of our platform services products. This increase was partially offset by a $6.0 million decrease in personnel-related costs, primarily due to the shift in roles of our customer success function to sales and marketing activities at the beginning of fiscal 2026.

Professional services and other cost of revenue increased $5.7 million, or 8%, for fiscal 2026, compared to fiscal 2025. Personnel-related costs increased by $7.7 million primarily due to an increase in headcount. This increase was partially offset by a decrease of $2.3 million in third-party service fees.

Operating Expenses

Sales and Marketing Expense

	Fiscal		Change
	2026	2025	$	Percent
	(dollars in thousands)
Sales and marketing expense	$290,885	$253,349	$37,536	15%
Sales and marketing expense as a percentage of revenue	30%	33%

Sales and marketing expense increased by $37.5 million, or 15%, for fiscal 2026, compared to fiscal 2025. The increase in sales and marketing expense was primarily driven by an increase of $28.9 million in personnel-related costs, which included increased headcount, an increase of $5.3 million in sales commissions, and an increase of $1.1 million in stock-based compensation. There was an additional increase of $6.5 million in marketing and advertising costs and an increase of $5.5 million in employee benefit expenses primarily related to health insurance. These increases were partially offset by a decrease of $4.6 million in impairment losses on operating lease assets and related property and equipment for office spaces that we ceased to use.

Research and Development Expense

	Fiscal		Change
	2026	2025	$	Percent
	(dollars in thousands)
Research and development expense	$302,589	$263,054	$39,535	15%
Research and development expense as a percentage of revenue	31%	34%

Research and development expense increased by $39.5 million, or 15%, for fiscal 2026, compared to fiscal 2025. The increase in research and development expense was primarily driven by an increase of $35.7 million in personnel-related costs, which included an increase in headcount and an increase of $6.7 million in stock-based compensation. There was also an increase of $4.9 million in employee benefit expenses primarily related to health insurance and an increase of $4.4 million in infrastructure and server costs. These increases were partially offset by a decrease of $4.6 million in impairment losses on operating lease assets and related property and equipment for office spaces that we ceased to use.

General and Administrative Expense

	Fiscal		Change
	2026	2025	$	Percent
	(dollars in thousands)
General and administrative expense	$249,470	$214,476	$34,994	16%
General and administrative expense as a percentage of revenue	26%	28%

General and administrative expense increased by $35.0 million, or 16%, for fiscal 2026, compared to fiscal 2025. The increase in general and administrative expense was primarily driven by an increase of $31.7 million in personnel-related costs, which included an increase in headcount and an increase of $24.5 million in stock-based compensation. In fiscal 2026, stock-based compensation includes $53.6 million related to performance-based RSUs granted to our Co-Founders in October 2024. Additionally, there was an increase of $7.1 million in third-party consulting costs related to legal, consulting and audit services, an increase of $5.6 million in our allowance for credit losses as we further integrated acquired businesses, and an increase of $2.5 million in employee benefit expenses primarily related to health insurance. These increases were partially offset by a decrease of $13.2 million in impairment losses on operating lease assets and related property and equipment for office spaces that we ceased to use.

Other Income (Expense), Net

	Fiscal		Change
	2026	2025	$	Percent
	(dollars in thousands)
Other income (expense), net	$12,092	$(6,824)	$18,916	(277)%

Other income (expense), net, increased by $18.9 million for fiscal 2026, compared to fiscal 2025, primarily due to an increase of $10.5 million in interest income related to our higher cash balance and a decrease of $8.3 million in interest expense due to the restructuring of our debt and repayment of our Revolver Facility that occurred in fiscal 2025.

Provision for Income Taxes

	Fiscal		Change
	2026	2025	$	Percent
	(dollars in thousands)
Provision for income taxes	$2,740	$2,318	$422	18%

Our provision for income taxes increased by $0.4 million, or 18%, for fiscal 2026, compared to fiscal 2025. The change is primarily driven by the deferred tax expense from the amortization of indefinite-lived tax amortizable goodwill. For additional detail, see Note 14 to our consolidated financial statements included in this Annual Report.

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
•
Loss on operating lease assets. In fiscal 2024, fiscal 2025 and fiscal 2026, we incurred impairments on certain right-of-use assets and other long-lived assets. See Note 4 of our audited consolidated financial statements included in this Annual Report. We believe that it is useful to exclude these charges when assessing the level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods. In addition, we believe excluding such costs enhances the comparability between periods.
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

The following table reflects the reconciliation of GAAP gross profit to non-GAAP gross profit and GAAP gross margin to non-GAAP gross margin for the periods presented:

	Platform		Professional Services and Other		Total
	Fiscal		Fiscal		Fiscal
	2026	2025	2026	2025	2026	2025
	(in thousands)
GAAP gross profit	$711,874	$536,504	$(38,135)	$(35,577)	$673,739	$500,927
Stock-based compensation expense and related employer payroll taxes	6,423	5,731	5,563	4,298	11,986	10,029
Amortization of acquired intangible assets	22,102	21,902	1,336	1,786	23,438	23,688
Restructuring charges	—	386	—	129	—	515
Loss on operating lease assets	1,312	5,492	1,008	2,608	2,320	8,100
Non-GAAP gross profit	$741,711	$570,015	$(30,228)	$(26,756)	$711,483	$543,259

	Platform		Professional Services and Other		Total
	Fiscal		Fiscal		Fiscal
	2026	2025	2026	2025	2026	2025
GAAP gross margin	76.9%	72.6%	(107.3)%	(109.8)%	70.1%	64.9%
Stock-based compensation expense and related employer payroll taxes	0.7%	0.8%	15.6%	13.3%	1.2%	1.3%
Amortization of acquired intangible assets	2.4%	3.0%	3.8%	5.5%	2.4%	3.1%
Restructuring charges	—%	0.1%	—%	0.4%	—%	0.1%
Loss on operating lease assets	0.1%	0.7%	2.8%	8.1%	0.2%	1.0%
Non-GAAP gross margin *	80.1%	77.1%	(85.0)%	(82.6)%	74.0%	70.4%

* Totals may not foot due to rounding.

Non-GAAP Sales and Marketing Expense

We define non-GAAP sales and marketing expense as GAAP sales and marketing expense excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, restructuring charges and loss on operating lease assets.

The following table reflects the reconciliation of GAAP sales and marketing expense to non-GAAP sales and marketing expense for the periods presented:

	Fiscal
	2026	2025
	(in thousands)
GAAP sales and marketing expense	$290,885	$253,349
Stock-based compensation expense and related employer payroll taxes	(27,342)	(24,630)
Amortization of acquired intangible assets	(21,741)	(22,237)
Restructuring charges	—	(292)
Loss on operating lease assets	(2,377)	(7,023)
Non-GAAP sales and marketing expense	$239,425	$199,167

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

The following table reflects the reconciliation of GAAP research and development expense to non-GAAP research and development expense for the periods presented:

	Fiscal
	2026	2025
	(in thousands)
GAAP research and development expense	$302,589	$263,054
Stock-based compensation expense and related employer payroll taxes	(56,255)	(47,053)
Acquisition-related items	—	(250)
Restructuring charges	—	(991)
Loss on operating lease assets	(2,261)	(6,837)
Non-GAAP research and development expense	$244,073	$207,923

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

The following table reflects the reconciliation of GAAP general and administrative expense to non-GAAP general and administrative expense for the periods presented:

	Fiscal
	2026	2025
	(in thousands)
GAAP general and administrative expense	$249,470	$214,476
Stock-based compensation expense and related employer payroll taxes	(56,778)	(68,749)
Stock-based compensation expense - Co-Founders performance based RSUs	(53,618)	(14,980)
Acquisition-related items	(1,155)	(1,933)
Restructuring charges	—	(698)
Loss on operating lease assets	(3,992)	(17,189)
Non-GAAP general and administrative expense	$133,927	$110,927

Non-GAAP Income from Operations and Non-GAAP Operating Margin

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

The following table reflects the reconciliation of GAAP loss from operations to non-GAAP income (loss) from operations and GAAP operating margin to non-GAAP operating margin for the periods presented:

	Fiscal
	2026	2025
	(in thousands)
GAAP loss from operations	$(169,205)	$(229,952)
Stock-based compensation expense and related employer payroll taxes	152,361	150,461
Stock-based compensation expense - Co-Founders performance based RSUs	53,618	14,980
Amortization of acquired intangible assets	45,179	45,925
Restructuring charges	—	2,496
Acquisition-related items	1,155	2,183
Loss on operating lease assets	10,950	39,149
Non-GAAP income from operations	$94,058	$25,242

	Fiscal
	2026	2025
GAAP operating margin	(17.6)%	(29.8)%
Stock-based compensation expense and related employer payroll taxes	15.9%	19.5%
Stock-based compensation expense - Co-Founders performance based RSUs	5.6%	1.9%
Amortization of acquired intangible assets	4.7%	5.9%
Restructuring charges	—%	0.3%
Acquisition-related items	0.1%	0.3%
Loss on operating lease assets	1.1%	5.1%
Non-GAAP operating margin *	9.8%	3.3%

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

	Fiscal
	2026	2025
	(in thousands)
GAAP net loss	$(159,853)	$(239,094)
Stock-based compensation expense and related employer payroll taxes	152,361	150,461
Stock-based compensation expense - Co-Founders performance based RSUs	53,618	14,980
Amortization of acquired intangible assets	45,179	45,925
Restructuring charges	—	2,496
Acquisition-related items	1,155	2,183
Loss on operating lease assets	10,950	39,149
Income tax effects related to the above adjustments (1)	(1,715)	439
Non-GAAP net income	$101,695	$16,539

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

	Fiscal
	2026	2025
	(in thousands)
Net cash provided by operating activities	$110,131	$37,053
Capitalized internal-use software	(19,877)	(17,799)
Purchase of property and equipment	(4,704)	(3,800)
Deposits for property and equipment	(477)	-
Non-GAAP free cash flow	$85,073	$15,454

Liquidity and Capital Resources

As of January 31, 2026, we had cash and cash equivalents of $428.8 million, which excludes restricted cash of $0.6 million, and $250.0 million available under the Amended Credit Agreement, as defined below. Cash and cash equivalents consisted of checking accounts and money market funds with maturities less than 90 days from the date of purchase. Our liquidity is subject to various risks including the risks set forth in the section titled “Risk Factors” and the market risks identified in the section titled “Quantitative and Qualitative Disclosures about Market Risk.”

Our primary cash needs are for personnel-related expenses, costs related to the provisioning of our platform services, and marketing expenses. The first quarter of our fiscal year is typically the largest operating cash outflow quarter due to the payout of our annual bonuses.

We believe that our existing cash and cash equivalents, cash available under our Amended Credit Agreement, and cash receipts from our revenue arrangements will be sufficient to support working capital, operating lease payments and capital expenditure requirements for at least 12 months from the date of this Annual Report. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.” Further, in the future we may enter into arrangements to acquire or invest in businesses, products, services and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms if at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition could be adversely affected.

Credit Agreement

In January 2023, we entered into a secured credit agreement (the “Original Credit Agreement”) with Wells Fargo Bank N.A., as administrative agent and collateral agent, and certain lenders. In September 2024, we amended the Original Credit Agreement (the “First Amendment”) to, among other things, convert our existing term loan to a new term loan balance and a revolving credit facility. On January 30, 2026, we entered into a second amendment (the “Second Amendment”) to the Original Credit Agreement (as amended by the First Amendment and the Second Amendment, the “Amended Credit Agreement”) that increased the total borrowing capacity of the revolving credit facility made available under the Amended Credit Agreement from $140.0 million to $250.0 million and extended the term of the Amended Credit Agreement through January 30, 2031.

In addition, the Second Amendment (i) modified pricing and unused commitment fees payable under the Amended Credit Agreement to be based on total net leverage rather than recurring revenue, (ii) replaced the recurring revenue and liquidity financial covenants in the Original Credit Agreement with a total net leverage financial covenant, and (iii) modified certain negative covenants, including liens, indebtedness, investments, dispositions, restricted payments and restricted debt payments, to provide us with more flexibility thereunder. Prior to entering into the Second Amendment we voluntarily repaid, in full, the approximately $107.0 million term loan that was outstanding under the Original Credit Agreement. As of January 31, 2026, no loans were outstanding under the Amended Credit Agreement.

Cash Flows

The following table summarizes our cashflows for the periods indicated:

	Fiscal
	2026	2025
	(in thousands)
Net cash provided by operating activities	$110,131	$37,053
Net cash used in investing activities	(44,839)	(22,783)
Net cash provided by (used in) financing activities	(78,786)	279,713
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(13,494)	$293,983

Operating Activities

Net cash provided by operating activities was $110.1 million for fiscal 2026. This primarily related to our non-cash charges of $324.9 million, adjusted for our net loss of $159.9 million and net cash outflows of $54.9 million from changes in our operating assets and liabilities. The primary drivers of the changes in our operating assets and liabilities related to an increase in deferred contract costs of $22.4 million, an increase in accounts receivable of $20.8 million due to the increase in revenue, a decrease in operating lease liabilities of $12.0 million, and an increase in contract assets of $11.9 million. These were partially offset by an increase in accounts payable and accrued expenses of $12.1 million and an increase in accrued personnel related expenses of $2.7 million.

Net cash provided by operating activities was $37.1 million for fiscal 2025. This primarily related to our non-cash charges of $306.2 million, adjusted for our net loss of $239.1 million and net cash outflows of $30.0 million from changes in our operating assets and liabilities. The primary drivers of the changes in our operating assets and liabilities related to an increase in deferred contract costs of $15.8 million and contract assets of $6.6 million, an increase in accounts receivable of $17.7 million due to the increase in revenue, a decrease in accounts payable and other accrued expenses of $9.0 million due to the payment of deferred offering costs related to our IPO, and a decrease of operating lease liabilities of $9.4 million. These were partially offset by an increase in accrued personnel related expenses of $23.2 million due to an increase in headcount and bonus achievement, an increase in deferred revenue of $3.3 million, and an increase in other liabilities of $2.1 million.

Investing Activities

Net cash used in investing activities was $44.8 million for fiscal 2026. This consisted of cash outflows of $19.9 million for investments in capitalized internal-use software, $19.8 million of cash paid, net of cash acquired, for the acquisition of Conduit, $4.7 million for the purchase of property and equipment, and $0.5 million in deposits for property and equipment.

Net cash used in investing activities was $22.8 million for fiscal 2025. This consisted of cash outflows of $17.8 million for the investments in capitalized internal-use software, $3.8 million for the purchase of property and equipment, and $1.2 million of cash paid, net of cash acquired, for the acquisition of Convex.

Financing Activities

Net cash used in financing activities was $78.8 million for fiscal 2026. This consisted primarily of the repayment of debt of approximately $107.0 million, and the payment of deferred offering costs of $0.6 million. These were partially offset by proceeds from the exercise of stock options of $28.8 million.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements and the related notes thereto, which are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time the estimate is made. Actual results could differ significantly from our estimates.

The significant accounting policies and methods used in the preparation of our consolidated financial statements are discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The accounting policies described below include accounting estimates that may involve a significant degree of judgment and complexity, and accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

Revenue recognition represents an important accounting policy to the understanding of our financial condition and results of operations. Our revenue recognition may require the use of significant judgment in determining whether services are considered distinct performance obligations that should be accounted for separately and determining estimated standalone selling prices for the purpose of allocating the transaction price to distinct performance obligations. For information regarding our revenue recognition accounting policy, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report.

Stock-Based Compensation

The value of our common stock is the primary input used to measure the grant date fair value of our stock-based awards. The common stock value used in determining the grant date fair value of awards granted after our IPO is based on our stock price as reported on the Nasdaq on the date of grant.

Acquisitions

Determining the fair value of assets acquired and liabilities assumed requires management to make judgments and estimates, including the selection of valuation methodologies, assumptions used in revenue, cost and cash flow forecasts and selection of comparable companies. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in business combinations. While we use our best estimates and judgments, estimates are inherently uncertain and subject to refinement. The valuation of intangible assets, primarily customer relationships and developed technology, includes estimates that are critical accounting estimates. These critical estimates are primarily those relating to forecasted growth rates, customer retention rates and obsolescence rates of acquired technology. We base these estimates using information available regarding historical trends and future industry conditions and macroeconomic events, and judgments regarding the replacement and obsolescence of acquired technologies, among other factors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Interest Rate Risk

As of January 31, 2026, we had cash and cash equivalents of $428.8 million, which excludes restricted cash of $0.6 million. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

Our exposures to market risk for changes in interest rates relate primarily to the Amended Credit Agreement (described above), which bears floating interest rates that, in a rising interest rate environment, could increase the amount of interest paid on future amounts we may borrow under the Amended Credit Agreement.

Foreign Currency Risk

The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in Canadian dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, Armenia and Canada. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements in fiscal 2026. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ServiceTitan, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ServiceTitan, Inc. and its subsidiaries (the "Company") as of January 31, 2026 and 2025, and the related consolidated statements of operations, of non-convertible preferred stock, redeemable convertible preferred stock, and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Platform Revenue

As described in Note 2 to the consolidated financial statements, the Company’s platform revenue was $925.4 million for the year ended January 31, 2026. The Company generates revenue primarily from platform services. Platform revenue includes revenue from subscription and usage offerings. The Company primarily enters into either annual or multi-year subscription contracts with customers for access to the Company’s proprietary hosted cloud platforms. Revenue for subscription services is generally recognized ratably over the subscription term, commencing when the customer has access to services. Usage offerings primarily include third-party payment processing or third-party financing services through the Company’s platform. Usage-based fees are recognized as revenue in the month of service.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s platform revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the platform revenue recognition process. These procedures also included, among others, (i) testing revenue recognized for a sample of platform revenue transactions by (a) obtaining and inspecting source documents, such as signed contracts with customers, invoices, and cash receipts and (b) recalculating revenue recognized based on the terms of the related contract; (ii) testing a sample of outstanding customer invoice balances as of January 31, 2026 by obtaining and inspecting source documents, such as signed contracts with customers and cash receipts subsequent to January 31, 2026; and (iii) testing the issuance of a sample of credit memos by obtaining and inspecting source documents, such as credit memos, original invoices, and re-issued invoices.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 25, 2026

We have served as the Company's auditor since 2017.

ServiceTitan, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of January 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$428,769	$441,802
Restricted cash	166	711
Accounts receivable, net of allowance of $11,963 and $4,698 as of January 31, 2026 and January 31, 2025, respectively	55,974	44,469
Deferred contract costs, current	14,964	11,554
Contract assets	57,777	45,926
Prepaid expenses	25,894	24,791
Other current assets	7,314	3,513
Total current assets	590,858	572,766
Restricted cash, noncurrent	417	333
Deferred contract costs, noncurrent	14,748	10,608
Property and equipment, net	38,902	56,667
Operating lease right-of-use assets	18,627	24,025
Internal-use software, net	39,246	35,775
Intangible assets, net	176,743	214,952
Goodwill	860,250	845,836
Other assets	5,266	7,686
Total assets	$1,745,057	$1,768,648
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued expenses	$52,262	$40,182
Accrued personnel related expenses	83,095	80,160
Deferred revenue, current	18,676	16,803
Operating lease liabilities, current	14,052	12,996
Short-term debt	—	1,073
Other current liabilities	1,367	1,902
Total current liabilities	169,452	153,116
Operating lease liabilities, noncurrent	37,322	47,327
Long-term debt, net	—	104,014
Other noncurrent liabilities	13,049	9,607
Total liabilities	219,823	314,064
Commitments and contingencies (Note 8)
Stockholders' Equity
Preferred stock, par value $0.001, 100,000,000 shares authorized as of January 31, 2026 and 2025, respectively. 0 shares issued and outstanding as of January 31, 2026 and 2025	—	—
Class A common stock, par value $0.001, 1,000,000,000 shares authorized as of January 31, 2026 and 2025, respectively. 81,956,537 shares and 76,644,240 shares issued and outstanding as of January 31, 2026 and 2025, respectively	82	77
Class B common stock, par value $0.001, 100,000,000 shares authorized as of January 31, 2026 and 2025, respectively. 12,644,614 shares and 13,404,097 shares issued and outstanding as of January 31, 2026 and 2025, respectively	13	13
Class C common stock, par value $0.001, 100,000,000 shares authorized as of January 31, 2026 and 2025, respectively. 0 shares issued and outstanding as of January 31, 2026 and 2025	—	—
Additional paid-in capital	2,790,722	2,560,224
Accumulated deficit	(1,265,583)	(1,105,730)
Total stockholders' equity	1,525,234	1,454,584
Total liabilities and stockholders' equity	$1,745,057	$1,768,648

The accompanying notes are an integral part of these audited consolidated financial statements.

ServiceTitan, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Fiscal
	2026	2025	2024
Revenue:
Platform	$925,418	$739,486	$581,751
Professional services and other	35,547	32,392	32,590
Total revenue	960,965	771,878	614,341
Cost of revenue:
Platform	213,544	202,982	169,766
Professional services and other	73,682	67,969	67,945
Total cost of revenue	287,226	270,951	237,711
Gross profit	673,739	500,927	376,630
Operating expenses:
Sales and marketing	290,885	253,349	219,994
Research and development	302,589	263,054	203,534
General and administrative	249,470	214,476	135,966
Total operating expenses	842,944	730,879	559,494
Loss from operations	(169,205)	(229,952)	(182,864)
Other expense, net
Interest expense	(7,227)	(15,517)	(16,436)
Interest income	19,279	8,765	7,067
Loss on extinguishment of debt	(1,488)	—	—
Other income (expense), net	1,528	(72)	1,224
Total other income (expense), net	12,092	(6,824)	(8,145)
Loss before income taxes	(157,113)	(236,776)	(191,009)
Provision for income taxes	2,740	2,318	4,136
Net loss	(159,853)	(239,094)	(195,145)
Adjustments to net loss attributable to common stockholders (see Note 15)	—	(120,631)	(45,873)
Net loss attributable to common stockholders	$(159,853)	$(359,725)	$(241,018)
Net loss per share, basic and diluted	$(1.73)	$(8.53)	$(7.24)
Weighted-average shares used in computing net loss per share, basic and diluted	92,378,699	42,148,552	33,267,131

The accompanying notes are an integral part of these audited consolidated financial statements.

ServiceTitan, Inc.

Consolidated Statements of Non-Convertible Preferred Stock, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Non-Convertible		Redeemable Convertible		Common Stock				Additional		Total
	Preferred Stock		Preferred Stock		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 31, 2023	250,000	$187,402	42,063,829	$1,362,287	32,813,495	$33	—	$—	$336,307	$(671,491)	$(335,151)
Issuance of Series H-1 redeemable convertible preferred stock, net of issuance costs	—	—	402,026	33,591	—	—	—	—	—	—	—
Accretion of non-convertible preferred stock	—	45,873	—	—	—	—	—	—	(45,873)	—	(45,873)
Adjustment to non-convertible preferred stock and warrant issuance costs	—	271	—	—	—	—	—	—	100	—	100
Exercise of stock options	—	—	—	—	849,938	1	—	—	9,702	—	9,703
Settlement of restricted stock units	—	—	—	—	789,291	—	—	—	—	—	—
Shares repurchased for tax withholding on settlement of restricted stock units	—	—	—	—	(267,336)	—	—	—	(16,506)	—	(16,506)
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	—	—	—	—	523	—	523
Stock-based compensation	—	—	—	—	—	—	—	—	104,486	—	104,486
Net loss	—	—	—	—	—	—	—	—	—	(195,145)	(195,145)
Balance as of January 31, 2024	250,000	$233,546	42,465,855	$1,395,878	34,185,388	$34	—	$—	$388,739	$(866,636)	$(477,863)
Impact of adopting ASU 2020-06 (1)	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of underwriting costs and offering expenses	—	—	—	—	10,120,000	10	—	—	674,041	—	674,051
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	—	(42,465,855)	(1,395,878)	44,257,289	44	—	—	1,395,834	—	1,395,878
Conversion of Class A to Class B common stock	—	—	—	—	(13,404,097)	(13)	13,404,097	13	—	—	—
Accretion of non-convertible preferred stock	—	48,703	—	—	—	—	—	—	(48,703)	—	(48,703)
Repayment of non-convertible preferred stock	(250,000)	(282,249)	—	—	—	—	—	—	(28,313)	—	(28,313)
Issuance of common stock, acquisition consideration	—	—	—	—	373,118	1	—	—	23,469	—	23,470
Exercise of stock options	—	—	—	—	631,119	1	—	—	6,654	—	6,655
Settlement of restricted stock units	—	—	—	—	791,097	—	—	—	—	—	—
Shares repurchased for tax withholding on settlement of restricted stock units	—	—	—	—	(309,674)	—	—	—	(18,963)	—	(18,963)
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	—	—	—	—	204	—	204
Stock-based compensation	—	—	—	—	—	—	—	—	167,262	—	167,262
Net loss	—	—	—	—	—	—	—	—	—	(239,094)	(239,094)
Balance as of January 31, 2025	—	$—	—	$—	76,644,240	$77	13,404,097	$13	$2,560,224	$(1,105,730)	$1,454,584
Initial public offering costs incurred	—	—	—	—	—	—	—	—	(150)	—	(150)
Conversion of Class B to Class A common stock	—	—	—	—	818,178	—	(818,178)	—	—	—	—
Shares cancelled related to previously issued RSAs	—	—	—	—	(280)	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	2,142,248	—	—	—	28,841	—	28,841
Settlement of restricted stock units	—	—	—	—	2,352,163	5	58,695	—	—	—	5
Shares repurchased for tax withholding on settlement of restricted stock units	—	—	—	—	(12)	—	—	—	—	—	—
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	—	—	—	—	68	—	68
Stock-based compensation	—	—	—	—	—	—	—	—	201,739	—	201,739
Net loss	—	—	—	—	—	—	—	—	—	(159,853)	(159,853)
Balance as of January 31, 2026	—	$—	—	$—	81,956,537	$82	12,644,614	$13	$2,790,722	$(1,265,583)	$1,525,234

(1) See further discussion in Note 2.

The accompanying notes are an integral part of these audited consolidated financial statements.

ServiceTitan, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal
	2026	2025	2024
Cash flows provided by (used in) operating activities
Net loss	$(159,853)	$(239,094)	$(195,145)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization expense	83,195	80,221	80,989
Amortization of deferred contract costs	14,854	11,471	9,402
Non-cash operating lease expense	5,777	6,340	7,612
Stock-based compensation expense	197,115	163,729	102,454
Loss on impairment and disposal of assets	10,985	39,358	5,423
Change in valuation of contingent consideration	—	(135)	(1,100)
Deferred income taxes	1,691	1,182	1,826
Amortization of debt issuance costs	457	327	141
Loss on extinguishment of debt	1,488	—	—
Gain on sale of intangibles	—	—	(1,224)
Provision for credit losses	9,324	3,688	2,649
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	(20,829)	(17,686)	(7,789)
Prepaid expenses and other current assets	(1,885)	(2,863)	(3,351)
Deferred contract costs	(22,405)	(15,781)	(12,595)
Contract assets	(11,851)	(6,597)	(11,840)
Other assets	(2,197)	2,661	(1,889)
Accounts payable and other accrued expenses	12,096	(8,980)	(2,768)
Accrued personnel related expenses	2,744	23,165	(962)
Operating lease liabilities	(12,029)	(9,418)	(9,247)
Other liabilities	(222)	2,133	(2,657)
Deferred revenue	1,676	3,332	369
Net cash provided by (used in) operating activities	110,131	37,053	(39,702)
Cash flows provided by (used in) investing activities
Capitalized internal-use software	(19,877)	(17,799)	(15,743)
Purchase of property and equipment	(4,704)	(3,800)	(28,354)
Cash received for sale of intangible assets	—	—	2,739
Deposits for property and equipment	(477)	—	(518)
Repayment of loan to employee	—	—	1,529
Acquisition of business, net of cash acquired	(19,781)	(1,184)	—
Net cash used in investing activities	(44,839)	(22,783)	(40,347)
Cash flows provided by (used in) financing activities
Payment of contingent consideration	—	(300)	(835)
Proceeds from exercise of stock options	28,845	6,655	9,703
Proceeds from issuance of Series H-1 redeemable convertible preferred stock	—	—	34,000
Payment of Series H-1 convertible preferred stock issuance costs	—	—	(409)
Proceeds from issuance of common stock in initial public offering, net of underwriting costs	—	682,952	—
Repayment of non-convertible preferred stock	—	(310,562)	—
Payment of debt arrangements	(107,032)	(71,618)	(1,350)
Payment of deferred initial public offering costs	(599)	—	—
Costs associated with initial public offering	—	(8,451)	(334)
Shares repurchased for tax withholding for the settlement of restricted stock units	—	(18,963)	(16,506)
Net cash provided by (used in) financing activities	(78,786)	279,713	24,269
Net increase (decrease) in cash, cash equivalents, and restricted cash	(13,494)	293,983	(55,780)
Cash, cash equivalents, and restricted cash
Beginning of period	442,846	148,863	204,643
End of period	$429,352	$442,846	$148,863

The accompanying notes are an integral part of these audited consolidated financial statements.

	Fiscal
	2026	2025	2024
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$7,030	$16,371	$14,697
Cash paid for amounts included in the measurement of lease liabilities	$13,834	$12,877	$14,591
Cash paid for income taxes	$825	$1,726	$1,837
Tenant improvements received from lessor	$—	$1,127	$3,944
Noncash investing and financing activities:
Issuance of common stock in consideration for business acquisition	$—	$23,470	$—
Capitalized internal-use software additions included in accrued expenses	$225	$2,746	$1,441
Stock-based compensation capitalized in internal-use software	$4,624	$3,533	$2,032
Property and equipment purchases included in accounts payable and accrued expenses	$32	$68	$16
Contingent consideration for acquisition included in accounts payable and accrued operating expenses and other liabilities	$—	$—	$435
Reclassification from liabilities to additional paid-in capital upon vesting of early exercised stock options	$68	$204	$523
Conversion of preferred stock to common stock	$—	$1,395,878	$—
Costs associated with initial public offering included in accrued expenses	$—	$450	$3,407
Right-of-use assets obtained in exchange for lease obligations	$3,566	$1,217	$3,293
Reduction in right-of-use asset and lease liability due to lease modifications	$486	$1,057	$—
Change in asset retirement obligations	$346	$66	$359
Accretion of non-convertible preferred stock	$—	$48,703	$45,873
Reconciliation of cash, cash equivalents, and restricted cash within consolidated balance sheets:
Cash and cash equivalents	$428,769	$441,802	$146,710
Restricted cash	$583	$1,044	$2,153
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$429,352	$442,846	$148,863

The accompanying notes are an integral part of these audited consolidated financial statements.

ServiceTitan, Inc.

Notes to Consolidated Financial Statements

1.
Description of Business

ServiceTitan, Inc. (“ServiceTitan” or the “Company”) is an end-to-end, AI-powered cloud-based software platform built for contractors to transform the performance of their businesses. The Company’s platform provides business owners, technicians, customer service representatives and other key office staff with technology tools designed to help customers grow revenue, drive operational efficiencies, deliver a superior end-customer experience and monitor key business drivers in real-time.

ServiceTitan is incorporated in the state of Delaware. The Company has established wholly-owned subsidiaries globally, and its headquarters are in Glendale, California.

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

The Company’s fiscal year ends on January 31. The Company’s fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024 are referred to herein as fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

For fiscal 2026, fiscal 2025, and fiscal 2024, the Company had no material other comprehensive income (loss) items. Accordingly, a separate statement of comprehensive loss has not been presented in these consolidated financial statements.

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

Concentrations of Risk

As of January 31, 2026 and 2025, receivables from a third-party processor used for customer payments and financing accounted for 18% and 22% of accounts receivable, respectively. Fees from a third-party processor represented approximately 13% of total revenue for fiscal 2026 and 14% of total revenue for fiscal 2025 and fiscal 2024.

Segments

The Company provides an end-to-end, AI powered cloud-based software platform that helps customers to connect, manage and automate a wide array of business workflows in the trades such as advertising, job scheduling and management, dispatching, generating estimates and invoices, payment processing and more. The Company derives substantially all revenue from platform services.

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

Substantially all of the Company’s long-lived assets, consisting of property and equipment and right-of-use (“ROU”) assets, are concentrated in the United States as of January 31, 2026 and 2025. Long-lived assets outside the United States are not material.

Foreign Currency

Foreign currency transaction gains and losses, including gains and losses from intercompany agreements between the Company and its subsidiaries, are recorded in other income, net, in the consolidated statements of operations. Foreign currency gains and losses were not material for fiscal 2026, fiscal 2025, and fiscal 2024.

The functional currency for the Company’s Armenian, Australian and Canadian subsidiaries is the U.S. dollar. The local currency financial statements of the Armenian, Australian, and Canadian subsidiaries are remeasured into U.S. dollars with monetary assets and liabilities remeasured using exchange rates at the balance sheet date and nonmonetary assets and liabilities remeasured using the exchange rate at the date the item was initially recognized with the resulting foreign currency gain or loss on remeasurement included in other income, net in the consolidated statements of operations.

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

The changes in the allowance for credit losses are as follows (in thousands):

	Fiscal
	2026	2025
Beginning balance	$(4,698)	$(3,762)
Additions	(9,321)	(3,524)
Write-offs	2,056	2,588
Ending balance	$(11,963)	$(4,698)

The changes in allowance for credit losses in fiscal 2024 were not material.

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

Asset Retirement Obligations (“ARO”)

The Company establishes an ARO based on the present value of contractually required estimated future costs to retire long-lived assets at the termination or expiration of a lease. The asset associated with the ARO is amortized over the corresponding lease term to operating expense and the ARO is accreted to the end of lease obligation value over the same term. As of January 31, 2026 and 2025, the Company had ARO liabilities of $2.5 million and $2.1 million, respectively, included in other noncurrent liabilities on the consolidated balance sheet.

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

Cloud Computing Arrangements

The Company capitalizes qualifying implementation costs related to cloud computing arrangements that are service contracts. Such implementation costs include integration, configuration and software customization, incurred during the application development stage. Capitalized implementation costs are then amortized on a straight-line basis over the term of the associated hosting arrangement, plus any reasonably certain renewal periods, which generally range from six months to five years. Capitalized amounts are included in other current assets and other assets in the consolidated balance sheets. Amortization of capitalized implementation costs are recognized in the same line item in the consolidated statements of operations as the expenses for fees for the associated service arrangement.

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

Judgment is required in performing periodic goodwill impairment tests. To review for impairment, the Company first assesses qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company’s qualitative assessment of the recoverability of goodwill, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; or (iii) current, historical or projected deterioration of its financial performance. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, no further assessment is performed. If, however, the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a quantitative analysis is performed and if the fair value of a reporting unit is less than the carrying amount, an impairment loss is recognized in an amount equal to the excess of the carrying amount above the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit. The Company had one reporting unit as of January 31, 2026 and 2025.

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

The subscription contracts specify the contract term, the payment terms, and the services to be provided, and are noncancelable. Fees for access to the Company’s Core platform are charged on a per unit basis which may vary by product, primarily on a per technician per month basis, and are generally invoiced to the customer in advance on the first day of the monthly service period. Payments are generally due upon invoicing.

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

Revenue for subscription services is generally recognized ratably over the subscription term, commencing when the customer has access to services.

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

Disaggregated Revenue and Revenue by Geography

Disaggregated revenue was as follows (in thousands):

	Fiscal
	2026	2025	2024
Subscription	$712,292	$565,687	$441,484
Usage	213,126	173,799	140,267
Platform revenue	925,418	739,486	581,751
Professional services and other	35,547	32,392	32,590
Total revenue	$960,965	$771,878	$614,341

Revenue from customers outside the United States, based on the billing address of the customer, represented less than 5% of total revenue for fiscal 2026, fiscal 2025, and fiscal 2024.

Revenue Estimates

The Company’s contracts with customers often include promises to deliver multiple services. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together requires judgment. Judgment is also required to determine the standalone selling price (“SSP”) for each distinct performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each distinct performance obligation on a relative SSP basis. The SSP is the price at which the Company would sell a service separately to a customer. The Company estimates SSP based on the Company’s overall pricing practices, taking into consideration customer demographics, packaged product features, business type, go-to-market strategy and other factors. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to SSP. The Company also applies judgment in estimating the consideration it expects to receive for its services and estimates the amount of refunds or credits based on historical experience.

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancellable contracts that will be recognized as revenue in future periods. As of January 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $492.4 million, of which the Company expects to recognize approximately 48% as revenue in fiscal 2027 and substantially all of the remainder by January 31, 2029.

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

A reconciliation of the beginning and ending contract assets is as follows (in thousands):

	Fiscal
	2026	2025
Contract assets, beginning balance	$45,926	$39,329
Less: Amounts transferred to accounts receivable	(41,190)	(38,973)
New contract assets during the period	53,041	45,570
Contract assets, ending balance	$57,777	$45,926

Contract assets primarily relate to revenue recognized for subscription services and fees allocated for such services are contingent upon the Company’s future performance. There were no impairments of contract assets during fiscal 2026, fiscal 2025, or fiscal 2024. As of January 31, 2026 and 2025, the Company had an allowance for contract assets of $6.8 million and $5.1 million, respectively.

Deferred Revenue

The Company recognizes deferred revenue (contract liabilities) when the Company has received payment prior to recognizing revenue and for amounts that have been invoiced in advance of revenue recognition. The Company generally invoices for any fees for professional services and the fee for the first month of subscription services upon execution of the contract. Substantially all of the $10.8 million of deferred revenue as of January 31, 2023 was recognized as revenue during fiscal 2024. Substantially all of the $11.2 million of deferred revenue as of January 31, 2024 was recognized as revenue during fiscal 2025. Substantially all of the $16.8 million of deferred revenue as of January 31, 2025 was recognized as revenue during fiscal 2026. Deferred revenue of $18.7 million as of January 31, 2026 is expected to be fully recognized in fiscal 2027.

Deferred Contract Costs

The Company defers costs, which primarily consist of sales commissions, as these are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and amortized on a straight-line basis over a period of benefit that the Company has estimated to be three years.

The Company does not pay commissions for contract renewals that maintain existing terms. The Company estimates the period of benefit by taking into consideration the Company’s customer contract terms, the useful life of the internal-use software, average customer life and the Company’s commission policies, among other factors. During fiscal 2026, fiscal 2025, and fiscal 2024, the Company capitalized $22.4 million, $15.8 million, and $12.7 million of contract costs and amortized $14.9 million, $11.5 million, and $9.4 million of deferred contract costs, respectively. Amortization expense is included in sales and marketing expense in the consolidated statement of operations.

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

Advertising costs are expensed as incurred and were $34.8 million and $30.5 million, and $27.1 million for fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

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

The assumptions and estimates used in the Black-Scholes option-pricing model and the Monte Carlo simulation model are as follows:

Fair Value of Common Stock

Because there was previously no public market for the Company’s common stock prior to the IPO, the board of directors (the “Board of Directors”) determined the fair value of the common stock by considering a number of objective and subjective factors including the Company’s actual operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones in the Company, the likelihood of achieving a liquidity event transaction involving the Company’s redeemable convertible preferred stock or common stock, recent sales of and the prices, rights, preferences and privileges of the Company’s redeemable convertible preferred stock and common stock, and the results of third-party valuations. The valuations use various models which include assumptions and estimates made by management, which may include forecasted revenues and costs, discount rates, the selection of comparable companies and related multiples and the likelihood and timing of an exit event, among other assumptions and estimates. The fair value was determined in accordance with applicable elements of the Accounting and Valuation Guide issued by the American Institute of Certified Public Accountants, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For awards granted subsequent to the IPO, the fair value of common stock is determined based on the Company’s quoted closing stock price on the date of grant.

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

Volatility

Because the Company does not have a long trading history for its common stock, the Company determines the price volatility based on the historical volatilities of a publicly traded peer group based on daily price observations over a period equivalent to the expected term of the award. The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future stock option grants, if any.

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

The Company recognizes penalties and interest accrued with respect to uncertain tax positions, if any, in the provision for or benefit from income taxes in the consolidated statements of operations. As of January 31, 2026 and 2025, accrued penalties and interest related to uncertain tax positions were not material.

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

Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended January 31, 2026, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 14 Income Taxes in the accompanying notes to the consolidated financial statements for further details.

Recent Accounting Pronouncements Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure, in the notes to the financial statements, of additional information about certain costs and expenses for interim and annual reporting periods. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The amendments are effective beginning with the Company's fiscal 2028 and interim periods beginning with the Company’s fiscal 2029 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the new guidance on the disclosure within its consolidated financial statements.

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

Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The new guidance amends certain aspects of the accounting for and disclosure of software costs under ASC

350-40. ASU 2025-06 is effective beginning with the Company’s fiscal 2029, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the disclosure within its consolidated financial statements.

Interim Reporting

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. ASU 2025-11 is effective beginning with the Company’s fiscal 2029. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its condensed consolidated financial statements and disclosures.

3.
Fair Value Measurements

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in thousands):

	As of January 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$411,590	$—	$—	$411,590
Total in cash and cash equivalents	$411,590	$—	$—	$411,590

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$427,792	$—	$—	$427,792
Total in cash and cash equivalents	$427,792	$—	$—	$427,792

The money market funds are considered Level 1 as fair value is based on market prices for identical assets.

As of January 31, 2026 and 2025, the fair value of the Company’s financial instruments included in current assets and current liabilities (including restricted cash, accounts receivable, accounts payable, and accrued expenses) approximated carrying value due to the short-term nature of such items.

As of January 31, 2026, the Company had no debt outstanding. See Note 7. Debt Arrangements for further details. As of January 31, 2025, the fair value of the Company’s outstanding debt approximated its carrying value. The fair value of debt was estimated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s debt.

There were no changes to the Company’s valuation techniques used to measure the fair value of assets and liabilities on a recurring basis during fiscal 2026, fiscal 2025, and fiscal 2024. There were no transfers of assets from Level 2 to Level 3 during fiscal 2026, fiscal 2025, and fiscal 2024.

Certain assets, including goodwill, intangible assets and other long-lived assets are also subject to measurement at fair value on a nonrecurring basis using Level 3 measurements, but only when they are deemed to be impaired as a result of an impairment review. For fiscal 2026, 2025, and 2024, the Company recorded impairment of long-lived assets to reduce the carrying value to estimated fair value (see Note 4 for further details).

4.
Balance Sheet Components

Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	As of January 31,
	2026	2025
Prepaid software and subscriptions	$16,757	$14,742
Prepaid insurance	1,057	2,854
Prepaid cloud hosting costs	3,198	2,650
Other	4,882	4,545
Total prepaid expenses	$25,894	$24,791

Internal-use Software

Internal-use software development costs were as follows (in thousands):

	As of January 31,
	2026	2025
Internal-use software development costs, gross	$105,260	$80,550
Less: Accumulated amortization	(66,014)	(44,775)
Internal-use software development costs, net	$39,246	$35,775

Capitalized software development costs were $24.7 million and $22.7 million for fiscal 2026 and fiscal 2025, respectively. Amortization expense for software development costs was $21.2 million, $16.2 million, and $11.8 million for fiscal 2026, fiscal 2025, fiscal 2024, respectively. Amortization had not started on $2.4 million and $3.2 million of capitalized internal-use software development costs that were not yet ready for their intended use as of January 31, 2026 and January 31, 2025, respectively.

As of January 31, 2026, expected future amortization expense related to capitalized internal-use software development costs is as follows (in thousands):

Fiscal
2027	$20,306
2028	13,735
2029	5,170
2030	35
Total	$39,246

Property and Equipment, net

Property and equipment consisted of the following (in thousands, except years):

	As of January 31,		Estimated Useful Lives
	2026	2025	in Years
Computer equipment	$17,026	$13,824	3
Office equipment	7,128	7,017	3
Furniture and fixtures	11,630	13,498	5
Leasehold improvements	55,043	64,935	3 to 7
Property and equipment, gross	90,827	99,274
Less: Accumulated depreciation	(51,925)	(42,607)
Total property and equipment, net	$38,902	$56,667

Depreciation expense was $14.6 million, $18.1 million, and $19.3 million for fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

In fiscal 2026, fiscal 2025 and fiscal 2024, the Company ceased use of certain office space and determined to sublease such space for the remainder of the lease term, which resulted in the Company reassessing its asset groupings. The Company determined the office space asset groups, comprised primarily of an ROU asset, the related leasehold improvements and other property and equipment, were impaired and recorded an aggregate impairment loss of $10.9 million, $39.1 million and $4.9 million in fiscal 2026, fiscal 2025 and fiscal 2024, respectively, to reduce the carrying value of the asset groups to their estimated fair value. The impairments resulted in a reduction of the ROU asset by $2.7 million, $13.1 million and $1.1 million in fiscal 2026, fiscal 2025 and fiscal 2024, respectively, and leasehold improvements, furniture and fixtures and office equipment by $8.2 million, $26.0 million and $3.7 million in fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

The impairments were recorded in the consolidated statement of operations as follows (in thousands):

	Fiscal
	2026	2025	2024
Platform cost of revenue	$1,312	$5,492	$798
Professional services and other cost of revenue	1,008	2,608	347
Sales and marketing	2,377	7,023	980
Research and development	2,261	6,837	1,007
General and administrative	3,992	17,189	1,725
Total impairment	$10,950	$39,149	$4,857

The estimated fair value of the asset groups was determined by using a discounted cash flow method which is a non-recurring fair value measurement based on Level 3 inputs. Key inputs used in this estimate included projected sublease income and a discount rate which incorporated the risk of achievement associated with the forecast.

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consisted of the following (in thousands):

	As of January 31,
	2026	2025
Trade payables	$10,046	$6,032
Non-income tax liabilities	14,663	16,371
Cloud hosting costs	9,868	4,920
Accrued employee benefits	4,274	1,813
Income taxes payable	652	765
Other	12,759	10,281
Total accounts payable and other accrued expenses	$52,262	$40,182

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

Accrued Personnel Related Expenses

Accrued personnel related expenses consisted of the following (in thousands):

	As of January 31,
	2026	2025
Payroll expenses	$14,001	$12,122
Accrued bonus	61,081	61,194
Commissions	8,013	6,844
Total accrued personnel related expenses	$83,095	$80,160

5.
Business Combination

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

Pro forma financial information for fiscal 2026 and fiscal 2025, and revenue and losses for the period post-acquisition have not been presented because such amounts are not material to the consolidated financial statements.

The Company incurred transaction costs of $1.1 million related to the acquisition of Conduit during fiscal 2026.

Convex Labs Inc.

In April 2024, the Company acquired 100% of the outstanding equity of Convex Labs Inc. (“Convex”). The acquisition of Convex provides the Company additional tools to modernize the commercial services industry with data-driven solutions. The purchase price of $25.8 million consisted of 373,118 shares of the Company’s common stock, valued at $23.5 million in addition to $2.3 million in cash. Of the 373,118 shares, the Company held back 41,959 shares of common stock, valued at $2.6 million at the acquisition date, to cover post-closing purchase price adjustments and potential indemnities. The held back shares were released in fiscal 2026.

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

6.
Intangible Assets and Goodwill

Intangible Assets

The net book values of intangible assets were as follows (in thousands, except years):

	As of January 31, 2026
	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)
Customer relationships	$208,733	$(93,910)	$114,823	7.0
Developed technology	162,401	(100,649)	61,752	3.1
Tradenames	6,753	(6,585)	168	0.7
Total	$377,887	$(201,144)	$176,743

	As of January 31, 2025
	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)
Customer relationships	$205,233	$(73,248)	$131,985	7.7
Developed technology	159,001	(77,210)	81,791	3.8
Tradenames	6,683	(5,507)	1,176	1.1
Total	$370,917	$(155,965)	$214,952

Amortization expense for intangible assets was as follows (in thousands):

	Fiscal
	2026	2025	2024
Platform cost of revenue	$22,102	$21,902	$21,844
Professional services and other cost of revenue	1,336	1,786	4,484
Sales and marketing	21,741	22,237	22,489
Total	$45,179	$45,925	$48,817

As of January 31, 2026, estimated future amortization expense related to the intangible assets is as follows (in thousands):

Fiscal
2027	$38,916
2028	37,610
2029	35,101
2030	18,605
2031	15,870
Thereafter	30,641
Total	$176,743

Goodwill

The changes to goodwill were as follows (in thousands):

	Fiscal
	2026	2025
Balance, beginning of the year	$845,836	$830,872
Increase in goodwill related to business combinations	14,414	14,964
Balance, end of the year	$860,250	$845,836

No indicators of impairment of goodwill were identified during fiscal 2026, 2025 and 2024, and accordingly, the Company has not recorded any impairment of goodwill during those periods.

7.
Debt Arrangements

Credit Agreement

In January 2023, we entered into a secured credit agreement (the “Original Credit Agreement”) with Wells Fargo Bank N.A., as administrative agent and collateral agent, and certain lenders. In September 2024, we amended the Original Credit Agreement (the “First Amendment”) to, among other things, convert our existing term loan to a new term loan balance and a revolving credit facility. On January 30, 2026, we entered into a second amendment (the “Second Amendment”) to the Original Credit Agreement (as amended by the First Amendment and the Second Amendment, the “Amended Credit Agreement”) that increased the total borrowing capacity of the revolving credit facility made available under the Amended Credit Agreement from $140.0 million to $250.0 million (the “Amended Revolver”) and extended the term of the Amended Credit Agreement through January 30, 2031.

In addition, the Second Amendment (i) modified pricing and unused commitment fees payable under the Amended Credit Agreement to be based on total net leverage rather than recurring revenue, (ii) replaced the recurring revenue and liquidity financial covenants in the Original Credit Agreement with a total net leverage financial covenant, and (iii) modified certain customary negative covenants from the Original Credit Agreement, including liens, indebtedness, investments, dispositions, restricted payments and restricted debt payments, to provide us with more flexibility thereunder. Prior to entering into the Second Amendment we voluntarily repaid, in full, the approximately $107.0 million term loan that was outstanding under the Original Credit Agreement. As of January 31, 2026, no loans were outstanding under the Amended Credit Agreement. The Amended Revolver will incur a 0.20% annual fee for undrawn amounts. If we borrow under the Credit Agreement in the future, outstanding amounts will bear interest at a floating rate at the Company’s option of either (i) a term Secured Overnight Financing Rate (“SOFR”) based rate for a specified interest period plus an applicable margin, which ranges from 1.5% to 2.0% per annum based on the Company’s total net leverage ratio, or (ii) a base rate plus an applicable margin, which ranges from 0.5% to 1.0% per annum based on the Company’s total net leverage ratio.

The effective interest rate on the Loan Facility was 7.88% as of January 31, 2025.

The Company also wrote off $1.5 million in unamortized debt discounts and issuance costs to loss on extinguishment of debt related to the termination of the term loan.

The Company had unsecured letters of credit issued in the face amount of $0.6 million and $1.0 million outstanding as of January 31, 2026 and January 31, 2025, respectively.

8.
Commitments and Contingencies

Noncancellable Commitments

As of January 31, 2026, the Company had long-term noncancellable agreements related primarily to its cloud hosting arrangements in addition to marketing events and management consulting projects. The estimated payments by future period, which for certain cloud computing arrangements are based on estimated usage, are as follows (in thousands):

Fiscal
2027	$61,613
2028	32,390
2029	3,787
Total	$97,790

Litigation

During the ordinary course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability.

As of January 31, 2026, the Company is not subject to any pending legal matters or claims that it believes could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

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

9.
Leases

The Company has operating leases for its corporate offices. The leases have remaining lease terms ranging from one to six years, with certain leases having various term extensions available. These options to extend have not been recognized as part of the Company’s ROU assets and lease liabilities as it is not reasonably certain that the Company will exercise these options. The lease agreements do not contain any residual value guarantees or material restrictive covenants. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for as single lease component for all assets. The lease costs are allocated within cost of revenue and operating expenses on the consolidated statements of operations.

Information related to the Company’s leases is as follows (in thousands, except years and percentages):

	As of January 31,
	2026	2025
Assets
Operating lease right of use assets	$18,627	$24,025
Liabilities
Current lease liabilities	$14,052	$12,996
Long-term lease liabilities	$37,322	$47,327
Weighted-average lease term (years)	3.9	4.6
Weighted-average discount rate	4.5%	3.9%

	Fiscal
	2026	2025	2024
Lease costs
Operating lease costs	$7,870	$8,799	$10,178
Short-term lease costs	804	320	1,269
Variable lease costs	303	216	378
Sublease income	(3,028)	(403)	—
	$5,949	$8,932	$11,825

In fiscal 2026, 2025 and 2024, the Company recorded an impairment of $2.7 million, $13.1 million and $1.1 million of an ROU asset, respectively (See Note 4).

Future minimum lease payments under noncancelable leases included in the calculation of lease liabilities as of January 31, 2026 were as follows (in thousands):

Fiscal
2027	$14,084
2028	13,339
2029	11,728
2030	10,960
2031	5,709
Total future minimum payments	55,820
Less: Interest	(4,446)
Total	$51,374

There were no noncancelable leases executed, but which have not yet commenced as of January 31, 2026.

10.
Stockholders’ Equity

Reclassification of Common Stock

Immediately prior to the completion of the IPO in fiscal 2025, the Company filed an amended and restated certificate of incorporation, which authorized a total of 1,000,000,000 shares of Class A common stock, 100,000,000 shares of Class B common stock, and 100,000,000 of Class C common stock and each share of common stock then outstanding was reclassified as Class A common stock with the same rights and preferences. The Company also authorized 100,000,000 shares of preferred stock, the rights and preferences as may be designed by the Board of Directors. The rights of holders of Class A common stock, Class B common stock and Class C common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock. Each share of Class C common stock is entitled to no votes, except as otherwise required by law.

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

11.
Non-Convertible Preferred Stock and Warrants

In October 2022, the Company issued 250,000 shares of non-convertible preferred stock (“NCPS”) and warrants to purchase 1,262,516 shares of common stock for $0.01 per share, that were immediately exercised. Subsequent to the IPO in fiscal 2025, the Company redeemed all outstanding shares of its NCPS for $310.6 million, which included the $250.0 million redemption price and $60.6 million of accrued dividends. Upon redemption, the Company recorded an adjustment of $28.3 million to net loss to compute net loss attributable to common stockholders for the loss on redemption, measured as the difference between the redemption price and the then carrying value of the NCPS. The Company recorded accretion of $48.7 million and $45.9 million for fiscal 2025 and fiscal 2024, respectively, related to the adjustment of the initial carrying value of the NCPS to the estimated redemption amount.

12.
Redeemable Convertible Preferred Stock

Immediately prior to the completion of the IPO in fiscal 2025, all outstanding shares of redeemable convertible preferred stock were automatically converted into shares of Class A common stock as follows:

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

As the price per share for the Class A common stock offered and sold in the IPO was less than the conversion price of the Series H redeemable convertible preferred stock accreting at 11% per annum, accruing daily and compounding quarterly from and after May 22, 2024 (the “Ratchet Adjustment Denominator”), the conversion price of the Series H redeemable convertible preferred stock was reduced to an amount equal to the product of (a) the price per share for the Class A common stock offered and sold in the IPO, multiplied by (b) $84.5712 divided by the Ratchet Adjustment Denominator. The impact of this adjustment to the conversion price resulted in an adjustment to net loss to compute net loss attributable to common stockholders of approximately $31.0 million during fiscal 2025.

As of January 31, 2026 and January 31, 2025, there were no shares of redeemable convertible preferred stock issued and outstanding.

13.
Equity Incentive Plans

The Company has granted stock-based awards under its 2015 Stock Plan and 2024 Incentive Award Plan. The Company stopped granting new stock-based awards under its 2015 Stock Plan on the date of its IPO. Pursuant to the terms of the 2024 Incentive Award Plan, additional shares of Class A common stock may “roll over” to the 2024 Incentive Award Plan in the event of the termination or lapse of stock options outstanding pursuant to the 2015 Stock Plan. As of January 31, 2026, there were 13,436,003 and 24,177,851 shares of common stock authorized and reserved for issuance under the 2015 Stock Plan and 2024 Incentive Award Plan, respectively.

As of January 31, 2026, there were 21,283,612 shares of common stock available for future issuance under the 2024 Incentive Award Plan.

Additionally, the Company adopted an employee stock purchase program in fiscal 2025 (the “2024 ESPP”) that would allow eligible employees to purchase shares of the Company’s Class A common stock at periodic intervals using accumulated payroll deductions. As of January 31, 2026, there were 4,367,264 shares authorized under the 2024 ESPP. As of January 31, 2026, the first offering period under the 2024 ESPP had not commenced.

In connection with the Conduit acquisition, the Company assumed the Conduit Tech, Inc. 2022 Stock Plan (the “Conduit Plan”) and each RSU outstanding under the Conduit Plan that was held by an employee of Conduit immediately following the acquisition of Conduit (each, a “Conduit RSU”). Each Conduit RSU was converted into an

RSU of the Company to acquire shares of the Company’s Class A common stock on the same terms and conditions as the Conduit RSUs, including with respect to the time-based vesting conditions. As of January 31, 2026, there were 31,626 shares of Class A common stock issuable pursuant to the Conduit RSUs under the Conduit Plan. The Company recognized stock-based compensation expense of $1.3 million during fiscal 2026 and unrecognized stock-based compensation expense was $2.7 million as of January 31, 2026.

In addition, there were 52,054 shares of Class A common stock constituting revested Conduit founders’ consideration that will be released from a risk of forfeiture over a three year period with one-third of the shares released on the first anniversary of the closing, and the remaining shares released in equal amounts every quarter thereafter for the remaining two years. The Company recognized stock-based compensation expense of $0.6 million during fiscal 2026 and unrecognized stock-based compensation expense was $4.7 million as of January 31, 2026.

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

Stock-based Compensation

The stock-based compensation expense by line item in the consolidated statements of operations is summarized as follows (in thousands):

	Fiscal
	2026			2025			2024
	Option, RSU, and RSA Grants	Co-Founder RSUs	Total	Option, RSU, and RSA Grants	Co-Founder RSUs	Total	Option, RSU, and RSA Grants	Tender Offer	Total
Platform cost of revenue	$5,797	$—	$5,797	$5,538	$—	$5,538	$4,689	$663	$5,352
Professional services and other cost of revenue	4,980	—	4,980	4,157	—	4,157	3,809	371	4,180
Sales and marketing	25,407	—	25,407	24,347	—	24,347	18,535	2,330	20,865
Research and development	53,009	—	53,009	46,300	—	46,300	29,078	4,373	33,451
General and administrative	54,304	53,618	107,922	68,407	14,980	83,387	32,351	6,255	38,606
Total stock-based compensation expense	$143,497	$53,618	$197,115	$148,749	$14,980	$163,729	$88,462	$13,992	$102,454

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

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life	Intrinsic Value
	Options	Price	(years)	(in thousands)
Outstanding as of January 31, 2025	5,806,607	$14.67	5.10	$511,546
Granted	—	$—
Exercised	(2,029,797)	$13.42
Cancelled/Forfeited	(12,772)	$32.18
Outstanding as of January 31, 2026	3,764,038	$15.29	4.49	$237,322
Exercisable as of January 31, 2026	3,730,394	$15.30	4.48	$235,180

There were no stock options granted in fiscal 2026, fiscal 2025 or fiscal 2024.

Total unrecognized compensation cost related to stock options with service only vesting conditions as of January 31, 2026 was $1.4 million, which is expected to be recognized over a remaining weighted average period of approximately 0.37 years. The total intrinsic value of options exercised was $184.6 million, $36.7 million, and $43.4 million for fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

Stock Options with Performance Conditions

Stock option activity for awards with performance conditions consisted of the following:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life	Intrinsic Value
	Options	Price	(years)	(in thousands)
Outstanding as of January 31, 2025	800,248	$13.64	5.92	$71,326
Granted	—	$—
Exercised	(112,451)	$14.32
Cancelled/Forfeited	—	$—
Outstanding as of January 31, 2026	687,797	$13.53	4.97	$44,578
Exercisable as of January 31, 2026	326,843	$13.87	5.02	$21,072

As of January 31, 2026, the Co-Founders held options to purchase 340,676 shares of Class B common stock that vest upon the satisfaction of both a service and performance condition. The performance condition was satisfied upon the effectiveness of the IPO in fiscal 2025 and the service condition will be satisfied over a four-year period commencing on the IPO date with 25% vesting one year from the date of the IPO and the remainder vesting monthly thereafter. The awards expire ten years from issuance. The Company recognized stock-based compensation for these stock options of $0.2 million and $1.1 million in fiscal 2026 and fiscal 2025, respectively, and unrecognized stock-based compensation expense for these stock options was $0.2 million as of January 31, 2026.

As of January 31, 2026, the Company had stock options outstanding to purchase 122,773 shares of Class A common stock that vest upon the satisfaction of both a service and performance condition. The performance condition was satisfied upon the effectiveness of the IPO in fiscal 2025 and the service condition will be satisfied over a one-year period commencing one year from the date of the IPO. The awards expire ten years from issuance. The Company recognized stock-based compensation expense for these stock options of $1.5 million and $4.8 million in fiscal 2026 and fiscal 2025, respectively, and unrecognized stock-based compensation expense for these stock options was $0.5 million as of January 31, 2026.

During fiscal 2024, the Company did not recognize any stock-based compensation expense associated with stock options containing a liquidity event-related performance condition as the achievement of such condition was not deemed probable.

As of January 31, 2026, the Company had options to purchase 224,348 shares of Class A common stock outstanding that cliff vest upon the achievement of a performance condition, and the employees providing continuous service to the Company through the date the performance condition was met. The Company recognized $3.5 million and $3.7 million in stock-based compensation expense in fiscal 2026 and fiscal 2025, respectively. In September 2025, the audit committee of the board of directors concluded that the performance condition related to these stock options was met during the three months ended July 31, 2025 and, as a result, there was no remaining unrecognized stock-based compensation for these stock options as of January 31, 2026.

RSUs with Service-Only Conditions

RSUs subject to service-only vesting condition requirements consisted of the following:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Intrinsic Value (in thousands)
Unvested as of January 31, 2025	4,142,583	$65.19	$425,733
Granted	3,332,409	$115.08
Released	(1,788,827)	$72.05
Forfeited	(919,894)	$83.40
Unvested as of January 31, 2026	4,766,271	$93.98	$373,390

RSUs vest at varying rates, but generally either over four years with 25% vesting upon completion of one year of service and the remainder vesting quarterly thereafter, or ratably on a quarterly basis over four years. RSUs with service-only conditions are settled in Class A common stock upon vesting. The weighted average grant date fair value per share of RSUs granted during fiscal 2026, fiscal 2025, and fiscal 2024 was $115.08, $64.27, and $62.26 respectively. The total fair value of RSUs vested during fiscal 2026, fiscal 2025, and fiscal 2024 was $188.7 million, $48.8 million, and $49.3 million, respectively. Total unrecognized stock-based compensation expense related to RSUs as of January 31, 2026 was $415.9 million which is expected to be recognized over a remaining weighted average period of approximately 2.99 years.

RSUs with Performance or Market Conditions

RSU activity for awards with performance or market vesting conditions consisted of the following:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Intrinsic Value (in thousands)
Unvested as of January 31, 2025	7,934,292	$44.03	$815,407
Granted	—	$—
Released	(622,031)	$58.12
Forfeited	(168,499)	$54.63
Unvested as of January 31, 2026	7,143,762	$42.56	$559,642

The Company had previously issued RSUs that cliff vest upon the achievement of a performance condition, and the employees providing continuous service to the Company through the date the performance condition was met. The Company recognized a credit to stock-based compensation expense related to these awards of $0.7 million in fiscal 2026, primarily attributable to forfeitures resulting from employee terminations and the accounting impact of modifications to certain equity awards. The Company recognized $0.6 million in stock-based compensation expense in fiscal 2025. In September 2025, the audit committee of the board of directors concluded that the performance condition related to these RSUs was met during the three months ended July 31, 2025 and, as a result, all of such RSUs vested and settled in Class A common stock. As of January 31, 2026, none of these RSUs remained outstanding, and there was no remaining unrecognized stock-based compensation expense for these RSUs.

As of January 31, 2026, the Company had 558,698 RSUs outstanding that vest upon the satisfaction of both a performance and service condition, where the performance condition was satisfied upon the effectiveness of the IPO and the service condition is satisfied over a period of approximately four years from the date of grant subject to the employee continuing to provide service to the Company through the RSU Release Date. In addition, the Company had 76,859 RSUs outstanding that vest upon the satisfaction of a performance and a service condition, where the performance condition was satisfied upon the completion of the IPO and the service condition will be satisfied over four quarterly periods commencing approximately one year after the date of the IPO. During fiscal 2026 and fiscal 2025, the Company recognized stock-based compensation expense of $16.0 million and $47.2 million, respectively, related to these awards and unrecognized stock-based compensation expense for these RSUs was $11.4 million as of January 31, 2026. These RSUs are to be settled in Class A common stock upon vesting.

As a result of the fiscal 2025 tender offer, the Company had 23,161 RSUs outstanding as of January 31, 2026 that vest upon the satisfaction of both a two-year service condition and a performance condition where the performance condition was satisfied upon the effectiveness of the IPO and the service condition is satisfied over a period of approximately two years from the date the tender offer closed, subject to the employee continuing to provide service to the Company through the RSU Release Date. During fiscal 2026 and fiscal 2025, the Company recognized stock-based compensation expense of $0.6 million and $1.4 million, respectively, related to these awards and unrecognized stock-based compensation expense for these RSUs was less than $0.1 million as of January 31, 2026. These RSUs are to be settled in Class A common stock upon vesting.

In October 2024, the Company granted each of the Co-Founders an award of 3,241,544 performance-based RSUs (“Co-Founder RSUs”). Each performance-based RSU represents the right to be issued a share of Class B common stock following vesting. The performance-based RSUs vest on or after 180 days following the completion of an initial public offering based on achieving volume weighted-average closing trading prices of the Company’s common stock over a six-month or 90-day period, as applicable, ranging from $140.00 per share to $440.00 per share (the “stock price hurdle”), subject to the Co-Founders being employed as Chief Executive Officer, co-Chief Executive Officer or President as of the vesting date. Any RSUs for which the applicable stock price hurdle has not been achieved on or before October 21, 2034 will automatically be forfeited. The Company’s estimate of the grant date fair value of these RSUs of $263.6 million was estimated using a Monte Carlo simulation model that incorporates the likelihood of achieving the stock price hurdles. The Company commenced recognition of stock-based compensation expense upon completion of the IPO in fiscal 2025 over the estimated weighted-average derived service period of approximately five years, and recognized aggregate stock-based compensation for the portion of the service period satisfied through January 31, 2025 during the fourth quarter of fiscal 2025. During fiscal 2026 and fiscal 2025, the Company recognized stock-based compensation expense of $53.6 million and $15.0 million, respectively, related to these awards. Unrecognized stock-based compensation expense for these RSUs was $195.0 million as of January 31, 2026 and is expected to be recognized over the remaining derived service period for each stock price hurdle tranche, unless the stock price hurdle is achieved prior to the end of derived service period in which case the expense for that stock price hurdle will be accelerated. As of January 31, 2026, the weighted average remaining derived service period for these RSUs was 3.83 years. These RSUs are to be settled in Class B common stock upon vesting.

During fiscal 2024, the Company did not recognize any stock-based compensation expense associated with RSUs containing a liquidity event-related performance condition as the achievement of such condition was not deemed probable.

14.
Income Taxes

The domestic and foreign components of income (loss) before income taxes consists of the following (in thousands):

	Fiscal
	2026	2025	2024
United States	$(157,432)	$(232,515)	$(194,132)
Foreign	319	(4,261)	3,123
Loss before income taxes	$(157,113)	$(236,776)	$(191,009)

The income tax provision consists of the following (in thousands, except percentages):

	Fiscal
	2026	2025	2024
Current provision for income taxes
U.S. Federal	$(5)	$86	$—
State	284	369	42
Foreign	770	681	2,268
Total–current provision for income taxes	1,049	1,136	2,310
Deferred provision for (benefit from) income taxes
U.S. Federal	808	1,211	1,357
State	1,058	433	909
Foreign	(175)	(462)	(440)
Total–deferred provision for income taxes	1,691	1,182	1,826
Provision for (benefit from) income taxes	$2,740	$2,318	$4,136
Effective income tax rate	(1.7)%	(1.0)%	(2.2)%

A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows (in thousands, except percentages):

	Fiscal 2026
Loss before income taxes	$(157,113)
Tax at federal statutory rate	(32,994)	21.0%
State income taxes, net of federal income tax effect(1)	1,061	(0.7)
Foreign tax effects	528	(0.3)
Nontaxable or nondeductible items
Stock-based compensation expense	(43,024)	27.4
Non-deductible executive compensation	22,971	(14.6)
Other	2,006	(1.3)
Tax credits
Research and development credits	(23,486)	14.9
Other	(163)	0.1
Changes in unrecognized tax benefits	336	(0.2)
Change in valuation allowance	75,762	(48.2)
Other	(257)	0.2
Effective income tax rate	$2,740	(1.7)%

(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Texas, Colorado, Oregon, Illinois, New Jersey, and Pennsylvania.

	Fiscal
	2025	2024
Loss before income taxes	$(236,776)	$(191,009)
Tax at federal statutory tax rate	(49,723)	(40,112)
State taxes (net of federal benefit of state deduction)	(7,106)	(7,334)
Change in valuation allowance	60,057	63,276
Uncertain tax positions	3,916	3,463
Non-deductible expenses	1,435	345
Equity compensation	2,501	4,451
Non-deductible executive compensation	9,687	—
Tax credits	(19,354)	(17,317)
Other	905	(2,636)
Provision for income taxes	$2,318	$4,136
Effective income tax rate	(1.0)%	(2.2)%

The temporary differences, which give rise to the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	As of January 31,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$199,698	$108,877
Research and development and other tax credits	92,412	58,126
Lease liabilities	12,906	15,340
Stock-based compensation	14,704	30,911
Depreciable and amortizable assets	19,900	13,025
Accrued bonus	14,474	13,440
Other	10,446	8,981
Capitalized research and development	88,473	93,512
Interest expense carryforward	9,115	12,922
Deferred tax assets	462,128	355,134
Valuation allowance	(416,021)	(317,872)
Deferred tax assets, net	$46,107	$37,262

Deferred tax liabilities:
Right-of-use assets	$(4,438)	$(6,020)
Deferred contract costs	(6,835)	(5,321)
Goodwill	(43,582)	(31,646)
Deferred tax liabilities	(54,855)	(42,987)
Deferred tax liabilities, net	$(8,748)	$(5,725)

In determining the need for a valuation allowance, management reviewed all available positive and negative evidence, primarily the prior and forecasted losses of the Company, and determined its U.S. deferred tax assets are not realizable under the more-likely-than-not measurement, and as such, a full valuation allowance was recorded against U.S. deferred tax assets as of January 31, 2026 and 2025, respectively.

As a result of the Company’s certain prior acquisitions, the Company generated indefinite-lived deferred tax liabilities from tax amortizable goodwill, which are not an available source of income for the realization of definite-lived deferred tax assets.

The following table summarizes the change in the Company’s valuation allowance (in thousands):

	Fiscal
	2026	2025	2024
Balance at the beginning of the year	$317,872	$242,572	$179,296
Increase recognized in income tax expense	98,054	60,057	63,276
Increase related to business combinations	95	15,243	—
Balance at the end of the year	$416,021	$317,872	$242,572

As of January 31, 2026, the Company had cumulative U.S. net operating losses (“NOLs”) consisting of carryforwards for federal income tax purposes of $795.1 million, which have an indefinite carryforward period. As of January 31, 2026, the Company had cumulative state NOL carryforwards of $470.1 million. State NOL carryforwards will begin to expire in fiscal 2028.

As of January 31, 2026, the Company has federal research tax credit carryforwards of $60.1 million and state research tax credit carryforwards of $30.9 million. The Company’s federal research tax credit carryforwards will begin to expire in fiscal 2037, while its state research tax credit carryforwards will begin to expire in fiscal 2029. As of January 31, 2026, the Company has other state tax credit carryforwards of $1.0 million. The carryforwards will begin to expire in fiscal 2027.

NOLs and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company conducted a formal study through January 31, 2026 that concluded that there had been prior ownership changes and that the Company's utilization of pre-change tax attribute carryforwards will be subject to annual limitations. However, it is not expected that the annual limitations will result in the expiration of tax attribute carryforwards prior to utilization. Similar provisions of state tax law may also apply to limit the use of the Company's state tax attribute carryforwards.

Uncertain Tax Benefits

The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation of the tax law. However, events may occur in the future that will cause the Company to reevaluate its current reserves and may result in an adjustment to the reserve for taxes.

The following table summarizes the change in the Company’s reserve for unrecognized tax benefits (in thousands):

	Fiscal
	2026	2025	2024
Balance at the beginning of the year	$14,662	$10,535	$7,072
Increase due to new tax positions	8,215	3,683	3,163
Increase due to existing tax positions	504	233	300
Decrease due to existing tax positions	(10)	—	—
Increase due to acquired tax positions	5	211	—
Balance at the end of the year	$23,376	$14,662	$10,535

As of January 31, 2026, the Company had $23.4 million of gross unrecognized tax benefits, of which an immaterial amount would impact the effective tax rate, if recognized. The remaining gross unrecognized tax benefits relate to income tax positions which, if recognized, would not impact the effective rate due to the valuation allowance against its federal and state deferred taxes.

Cash paid for income taxes, net of refunds, by jurisdiction for fiscal 2026 is as follows (in thousands):

Fiscal
2026
U.S. Federal	$129
State
Pennsylvania	103
Texas	100
Minnesota	43
Florida	42
Other	144
Foreign
Armenia	464
Canada	(200)
Total income taxes paid, net	$825

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

The Company also files income tax returns in Armenia, starting in 2019. The Company’s tax return for 2021, through 2025 are subject to regular audit by the Armenian tax authorities for income tax purposes in fiscal 2027.

The Company also files income tax returns in Canada, starting in 2023. No tax years for the Company are currently under examination by the Canadian tax authorities for income tax purposes. The Company’s fiscal 2023 through fiscal 2025 remain open for examination and assessment.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Fiscal
	2026	2025	2024
Net loss	$(159,853)	$(239,094)	$(195,145)
Accretion of NCPS	—	(48,703)	(45,873)
Down round adjustment for Series F, G and H-1 redeemable convertible preferred stock upon completion of IPO	—	(12,621)	—
Ratchet adjustment for Series H redeemable convertible preferred stock upon completion of IPO	—	(30,994)	—
Extinguishment of NCPS	—	(28,313)	—
Net loss attributable to common stockholders	(159,853)	(359,725)	(241,018)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	92,378,699	42,148,552	33,267,131
Net loss per share, basic and diluted	$(1.73)	$(8.53)	$(7.24)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders as of January 31, 2026, 2025 and 2024 because including them would have been anti-dilutive:

	As of January 31,
	2026	2025	2024
Redeemable convertible preferred stock	—	—	42,465,855
Stock options with service-only conditions	3,764,038	5,806,607	6,804,979
Unvested RSUs with service-only conditions	4,766,271	4,142,583	2,767,978
Stock options with performance or market conditions	687,797	800,248	1,176,924
Unvested early exercise of options	29,108	33,838	46,714
Unvested RSAs with service-only conditions	52,054	—	88,477
Acquisition indemnity shares withheld	—	41,959	—
Unvested RSUs with performance conditions	7,143,762	7,934,292	578,651

16.
Employee Benefit Plan

The Company has an employee savings and retirement plan (the “401(k) Plan”) for its eligible employees. The 401(k) Plan is available to all U.S. employees and provides employees with tax-deferred salary deductions and alternative investment options. Employees may contribute up to the federal limitation for that year. For fiscal 2026, fiscal 2025, and fiscal 2024, the Company expensed $10.5 million, $10.0 million, and $8.4 million, respectively, for discretionary employer matching contributions, of which $2.2 million and $2.1 million was accrued for and included in accrued personnel-related expenses as of January 31, 2026 and 2025 respectively.

The Company also has employee savings and retirement plans in other countries, which are not material.

17.
Restructuring

In fiscal 2026, the Company did not have restructuring costs.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of January 31, 2026.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of January 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

As of January 31, 2026, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of January 31, 2026.

The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

a. Disclosure in lieu of reporting on a Current Report on Form 8-K

None

b. Insider trading arrangements and policies.

During the three months ended January 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:

On January 12, 2026, Tim Cabral, a member of our board of directors, adopted a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Cabral’s Rule 10b5-1 trading plan provides for the sale, from time to time, of up to a maximum of 18,000 shares of our Class A common stock. Mr. Cabral’s Rule 10b5-1 trading plan expires on January 12, 2027.

On January 15, 2026, Ara Mahdessian, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Mahdessian’s Rule 10b5-1 trading plan provides for the sale, from time to time, of up to a maximum of 450,000 shares of our Class A common stock. Mr. Mahdessian’s Rule 10b5-1 trading plan expires on January 22, 2027.

On January 15, 2026, Vahe Kuzoyan, our President and a member of our board of directors, adopted a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Kuzoyan’s Rule 10b5-1 trading plan provides for the sale, from time to time, of up to a maximum of 295,000 shares of our Class A common stock. Mr. Kuzoyan’s Rule 10b5-1 trading plan expires on January 20, 2027.

On January 15, 2026, Dave Sherry, our Chief Financial Officer, adopted a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Sherry’s Rule 10b5-1 trading plan provides for the sale, from time to time, of up to a maximum of 54,552 shares of our Class A common stock. Mr. Sherry’s Rule 10b5-1 trading plan expires on January 15, 2027.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Ethics

We have adopted a Code of Business Conduct (the “Code”) that applies to our officers, directors and employees, which is available on our website (investors.servicetitan.com) under “Governance.” The Code is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, as amended, and Item 406 of Regulation S-K. We intend to satisfy the disclosure required by the SEC or Nasdaq listing standards regarding any amendments to, or waivers from, a provision of our Code by posting such information on our website (investors.servicetitan.com). The information contained on our website is not incorporated by reference into this Form 10-K. We granted no waivers under our Code in fiscal 2026.

Insider Trading Policy

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

The remaining information required by this Item 10 is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

Information About our Executive Officers & Directors

The following table provides information regarding our executive officers and members of our board of directors (ages are calculated as of March 23, 2026).

Name	Age	Position	Principal Employment
Ara Mahdessian	40	Co-Founder, Chief Executive Officer, Chairperson of the Board	Same
Vahe Kuzoyan	42	Co-Founder, President and Director	Same
Dave Sherry	42	Chief Financial Officer	Same
Nina Achadjian	40	Director	Partner at Index Ventures
Michael Brown	53	Director	Partner at Battery Ventures
Tim Cabral	58	Lead Independent Director	Former Chief Financial Officer at Veeva Systems Inc.
Byron Deeter	51	Director	Partner at Bessemer Venture Partners
Ilya Golubovich	40	Director	Chief Business Officer at A2VE Capital Advisors Ltd.
William Griffith	54	Director	Partner at ICONIQ Capital, LLC
William Hsu	50	Director	Partner at Mucker Capital

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

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

(3)
Exhibits.

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of ServiceTitan, Inc.	8-K	001-42434	3.1	12/13/2024
3.2	Amended and Restated Bylaws of ServiceTitan, Inc.	8-K	001-42434	3.2	12/13/2024
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X
4.2	Form of Class A Common Stock Certificate of ServiceTitan, Inc.	S-1	333-283296	4.2	11/18/2024
4.3	Form of Class B Common Stock Certificate of ServiceTitan, Inc.	S-8	333-283742	4.6	12/12/2024
4.4	Amended and Restated Investors’ Rights Agreement, by and among ServiceTitan, Inc. and certain holders of its capital stock, dated as of July 27, 2023.	S-1	333-283296	4.3	11/18/2024
10.1+	Form of Indemnification and Advancement Agreement between ServiceTitan, Inc. and each of its directors and executive officers.	S-1	333-283296	10.1	11/18/2024
10.2+*	ServiceTitan, Inc. 2024 Incentive Award Plan and related form agreements.					X
10.3+*	ServiceTitan, Inc. 2024 Employee Stock Purchase Plan and related form agreements.					X
10.4+	Conduit Tech, Inc. 2022 Stock Plan	S-8	333-290997	99.1	10/21/2025
10.5+	ServiceTitan, Inc. 2015 Stock Plan and related form agreements.	S-1	333-283296	10.4	11/18/2024
10.6+	ServiceTitan, Inc. 2007 Stock Plan and related form agreements.	S-1	333-283296	10.5	11/18/2024
10.7	Office Lease, by and between ServiceTitan, Inc. and BRE Brand Central Holdings L.L.C. (as succeeded by SPUS8 Glendale, LP), dated as of June 30, 2015, as amended April 17, 2017,	S-1	333-283296	10.6	11/18/2024

	November 9, 2017, March 19, 2018 and June 11, 2020.
10.8	Office Lease, by and between ServiceTitan, Inc. and BCSP 800 North Brand Property LLC, dated as of January 10, 2019, as amended April 24, 2019, October 18, 2019, January 1, 2020, January 17, 2020, January 22, 2020, April 5, 2021, September 9, 2021, December 20, 2021, January 19, 2022, June 10, 2024, July 10, 2024 and July 17, 2024.	S-1	333-283296	10.7	11/18/2024
10.9*

Credit Agreement, by and among ServiceTitan, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, each lender from time to time party thereto, each swing line lender and each letter of credit issuer from time to time party thereto, dated as of January 23, 2023, as amended by Amendment Number One, dated as of September 27, 2024 and Amendment Number Two, dated as of January 30, 2026.

						X
10.10(a) +	ServiceTitan, Inc. Change in Control and Severance Policy.	S-1	333-283296	10.9(a)	11/18/2024
10.10(b)+	Form of Participation Agreement for ServiceTitan, Inc. Change in Control and Severance Policy.	S-1	333-283296	10.9(b)	11/18/2024
10.11+	Amended and Restated Employment Offer Letter, by and between ServiceTitan, Inc. and David Sherry, dated as of November 15, 2024.	S-1	333-283296	10.10	11/18/2024
10.12	Exchange Agreement, by and among ServiceTitan, Inc. and the stockholders listed therein, dated as of December 2, 2024.	S-1/A	333-283296	10.11	12/10/2024
10.13+	ServiceTitan, Inc. Non-Employee Director Compensation Program.	S-1	333-283296	10.12	11/18/2024
19.1	ServiceTitan, Inc. Insider Trading Policies and Procedures.	10-K	001-42434	19.1	4/2/2025
21.1*	List of subsidiaries of ServiceTitan, Inc.					X
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1*	ServiceTitan, Inc. Policy for Recovery of Erroneously Awarded Compensation.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan.

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

ServiceTitan, Inc.

Date: March 25, 2026	By:	/s/ Dave Sherry
Dave Sherry
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ara Mahdessian	Chief Executive Officer and Director	March 25, 2026
Ara Mahdessian	(Principal Executive Officer)

/s/ Dave Sherry	Chief Financial Officer	March 25, 2026
Dave Sherry	(Principal Financial Officer)

/s/ Michele O‘Connor	Chief Accounting Officer	March 25, 2026
Michele O’Connor	(Principal Accounting Officer)

/s/ Vahe Kuzoyan		March 25, 2026
Vahe Kuzoyan	President and Director

/s/ Nina Achadjian		March 25, 2026
Nina Achadjian	Director

/s/ Michael Brown		March 25, 2026
Michael Brown	Director

/s/ Tim Cabral		March 25, 2026
Tim Cabral	Director

/s/ Byron Deeter		March 25, 2026
Byron Deeter	Director

/s/ Ilya Golubovich		March 25, 2026
Ilya Golubovich	Director

/s/ William Griffith		March 25, 2026
William Griffith	Director

/s/ William Hsu		March 25, 2026
William Hsu	Director