Form 10-Q
period 2026-04-30
ServiceTitan, Inc.
filed 2026-06-05
CIK 1638826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As of May 31, 2026, the registrant had 82,746,425 shares of Class A Common Stock, par value $0.001 per share, 12,651,154 shares of Class B Common Stock, par value $0.001 per share, and no shares of Class C Common Stock, par value $0.001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended April 30, 2026 (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements established by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, and generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential” “predict,” “project,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability;
•
the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;
•
the demand for our platform or for similar solutions in general;
•
our ability to attract and retain customers;
•
our ability to develop new products and bring them to market in a timely manner, and make enhancements to our platform;
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
•
our ability to drive growth and efficiency by incorporating artificial intelligence (“AI”) and machine learning solutions into our platform and operations, and our expectations regarding the development, adoption, and performance of such AI-powered solutions;
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

GENERAL

All reports we file with the SEC are available for download free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also make electronic copies of our reports available for download, free of charge, through our investor relations website at investors.servicetitan.com as soon as reasonably practicable after filing such material with the SEC. We may announce material business and financial information to our investors using our investor relations website at investors.servicetitan.com. We therefore encourage investors and others interested in our business to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not incorporated into, and does not form a part of this Quarterly Report.

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
•
Factors that adversely affect the trades industry, including industry consolidation, the increased prevalence of marketplaces for contractors, supply chain issues, tariffs on imported goods, and labor shortages, could also adversely affect the demand for our platform and, as a result, our business, financial condition and results of operations.
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

•
The collection, processing, storage, use and disclosure of personal information are governed by a rapidly evolving framework of privacy, data protection, cybersecurity, data transfer or other laws or regulations worldwide that may limit the use and adoption of our products and services and adversely affect our business.
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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ServiceTitan, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	As of
	April 30,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$421,531	$428,769
Restricted cash	—	166
Accounts receivable, net of allowance of $9,585 and $11,963 as of April 30, 2026 and January 31, 2026, respectively	63,361	55,974
Deferred contract costs, current	15,249	14,964
Contract assets	64,553	57,777
Prepaid expenses	28,610	25,894
Other current assets	7,576	7,314
Total current assets	600,880	590,858
Restricted cash, noncurrent	416	417
Deferred contract costs, noncurrent	14,139	14,748
Property and equipment, net	36,984	38,902
Operating lease right-of-use assets	20,974	18,627
Internal-use software, net	39,844	39,246
Intangible assets, net	166,889	176,743
Goodwill	860,250	860,250
Other assets	7,014	5,266
Total assets	$1,747,390	$1,745,057
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued expenses	$55,965	$52,262
Accrued personnel related expenses	42,424	83,095
Deferred revenue, current	19,036	18,676
Operating lease liabilities, current	13,644	14,052
Other current liabilities	4,356	1,367
Total current liabilities	135,425	169,452
Operating lease liabilities, noncurrent	37,404	37,322
Other noncurrent liabilities	13,985	13,049
Total liabilities	186,814	219,823
Commitments and contingencies (Note 9)
Stockholders' Equity
Preferred stock, par value $0.001, 100,000,000 shares authorized as of April 30, 2026 and January 31, 2026. 0 shares issued and outstanding as of April 30, 2026 and January 31, 2026	—	—
Class A common stock, par value $0.001, 1,000,000,000 shares authorized as of April 30, 2026 and January 31, 2026. 82,736,967 shares and 81,956,537 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	83	82
Class B common stock, par value $0.001, 100,000,000 shares authorized as of April 30, 2026 and January 31, 2026. 12,651,154 shares and 12,644,614 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	13	13
Class C common stock, par value $0.001, 100,000,000 shares authorized as of April 30, 2026 and January 31, 2026. 0 shares issued and outstanding as of April 30, 2026 and January 31, 2026	—	—
Additional paid-in capital	2,848,881	2,790,722
Accumulated deficit	(1,288,401)	(1,265,583)
Total stockholders' equity	1,560,576	1,525,234
Total liabilities and stockholders' equity	$1,747,390	$1,745,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended April 30,
	2026	2025
Revenue:
Platform	$260,564	$207,982
Professional services and other	8,260	7,710
Total revenue	268,824	215,692
Cost of revenue:
Platform	55,509	50,037
Professional services and other	19,524	17,259
Total cost of revenue	75,033	67,296
Gross profit	193,791	148,396
Operating expenses:
Sales and marketing	73,072	69,223
Research and development	88,024	69,140
General and administrative	58,457	59,569
Total operating expenses	219,553	197,932
Loss from operations	(25,762)	(49,536)
Other income (expense), net
Interest expense	(183)	(2,035)
Interest income	3,727	4,940
Other income, net	351	501
Total other income, net	3,895	3,406
Loss before income taxes	(21,867)	(46,130)
Provision for income taxes	951	234
Net loss	(22,818)	(46,364)
Net loss per share, basic and diluted	$(0.24)	$(0.51)
Weighted-average shares used in computing net loss per share, basic and diluted	95,003,992	90,334,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended April 30, 2026
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 31, 2026	81,956,537	$82	12,644,614	$13	$2,790,722	$(1,265,583)	1,525,234
Exercise of stock options	168,200	—	—	—	2,175	—	2,175
Settlement of restricted stock units	612,230	1	6,540	—	—	—	1
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	114	—	114
Stock-based compensation	—	—	—	—	55,870	—	55,870
Net loss	—	—	—	—	—	(22,818)	(22,818)
Balance as of April 30, 2026	82,736,967	$83	12,651,154	$13	$2,848,881	$(1,288,401)	$1,560,576

	Three Months Ended April 30, 2025
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 31, 2025	76,644,240	$77	13,304,097	$13	$2,560,224	$(1,105,730)	1,454,584
Initial public offering costs incurred	—	—	—	—	(150)	—	(150)
Shares cancelled related to previously issued RSAs	(280)	—	—	—	—	—	—
Exercise of stock options	107,288	—	—	—	1,181	—	1,181
Settlement of restricted stock units	485,434	1	—	—	—	—	1
Shares repurchased for tax withholding on settlement of restricted stock units	(12)	—	—	—	—	—	—
Reclassification from liabilities upon vesting of early exercised stock options		—	—	—	30	—	30
Stock-based compensation	—	—	—	—	44,647	—	44,647
Net loss	—	—	—	—	—	(46,364)	(46,364)
Balance as of April 30, 2025	77,236,670	$78	13,304,097	$13	$2,605,932	$(1,152,094)	$1,453,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2026	2025
Cash flows used in operating activities
Net loss	$(22,818)	$(46,364)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	19,550	19,955
Amortization of deferred contract costs	4,112	3,336
Non-cash operating lease expense	1,512	1,352
Stock-based compensation expense	54,574	43,749
Loss on impairment and disposal of assets	8	8,060
Deferred income taxes	814	646
Amortization of debt issuance costs	—	120
Provision for credit losses	1,673	3,723
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	(9,060)	(5,270)
Prepaid expenses and other current assets	(2,964)	1,671
Deferred contract costs	(3,788)	(5,739)
Contract assets	(6,776)	(1,341)
Other assets	(2,261)	508
Accounts payable and other accrued expenses	3,422	4,001
Accrued personnel related expenses	(38,861)	(40,632)
Operating lease liabilities	(4,185)	(3,153)
Other liabilities	3,123	1,237
Deferred revenue	360	(429)
Net cash used in operating activities	(1,565)	(14,570)
Cash flows used in investing activities
Capitalized internal-use software	(6,663)	(6,472)
Purchase of property and equipment	(596)	(1,292)
Deposits for property and equipment	(756)	—
Net cash used in investing activities	(8,015)	(7,764)
Cash flows provided by financing activities
Proceeds from exercise of stock options	2,175	1,181
Payment of debt arrangements	—	(268)
Payment of deferred initial public offering costs	—	(533)
Net cash provided by financing activities	2,175	380
Net change in cash, cash equivalents, and restricted cash	(7,405)	(21,954)
Cash, cash equivalents, and restricted cash
Beginning of period	429,352	442,846
End of period	$421,947	$420,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended April 30,
	2026	2025
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$—	$1,806
Cash paid for amounts included in the measurement of lease liabilities	$4,652	$3,292
Cash paid for income taxes	$578	$139
Non-cash investing and financing activities:
Capitalized internal-use software additions included in accrued expenses	$1,106	$1,171
Stock-based compensation capitalized in internal-use software	$1,296	$898
Property and equipment purchases included in accounts payable and accrued expenses	$299	$26
Reclassification from liabilities to additional paid-in capital upon vesting of early exercised stock options	$114	$30
Right-of-use assets obtained in exchange for lease obligation	$3,859	$—
Impact of lease modification	$—	$486
Reconciliation of cash, cash equivalents, and restricted cash within consolidated balance sheets:
Cash and cash equivalents	$421,531	$420,265
Restricted cash	$416	$627
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$421,947	$420,892

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2026. The January 31, 2026 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements.

There have been no significant changes in accounting policies during the three months ended April 30, 2026 from those disclosed in the annual consolidated financial statements for the year ended January 31, 2026 and the related notes.

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

For the three months ended April 30, 2026 and 2025 the Company had no material other comprehensive income (loss) items. Accordingly, a separate statement of comprehensive loss has not been presented in these unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results may ultimately differ from management’s estimates. Areas that are subject to judgment and use of estimates include revenue recognition, expected period of benefit for deferred contract costs, income taxes, estimated credit losses, certain accrued liabilities including non-income tax liabilities, internally developed software, useful lives and recoverability of long-lived assets, asset retirement obligations, the recoverability of goodwill, the incremental borrowing rate used to determine lease liabilities, fair value of stock-based compensation, and fair value of assets acquired and liabilities assumed in a business combination.

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

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Concentrations of Risk

As of April 30, 2026 and January 31, 2026, receivables from a third-party processor used for customer payment and financing accounted for 18% of accounts receivable. Fees from a third-party processor represented approximately 12% and 13% of total revenue for the three months ended April 30, 2026 and 2025, respectively.

Segments

The Company provides an end-to-end, AI-powered cloud-based software platform that helps customers to manage a wide array of business workflows in the trades such as advertising, job scheduling and management, dispatching, generating estimates and invoices, payment processing and more. The Company derives substantially all revenue from platform services.

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

The majority of the Company’s long-lived assets, consisting of property and equipment and right-of-use (“ROU”) assets, were concentrated in the United States as of April 30, 2026 and January 31, 2026. Long-lived assets outside the United States were not material as of April 30, 2026.

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted ASU 2025-05 on February 1, 2026, on a prospective basis. The adoption did not have a material impact on the Company’s condensed consolidated financial statements. Upon adoption, the Company elected the practical expedient for current accounts receivable and current contract assets. No other changes were made to the Company’s credit-loss estimation methodologies.

Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 for the year ended January 31, 2026 and applied the new disclosure requirements on a prospective basis. The adoption of this standard did not have an impact on the Company’s interim condensed consolidated financial statements.

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

3.
Revenue Recognition

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancellable contracts greater than one year that will be recognized as revenue in future periods. In nearly all cases, the Company’s subscription agreements (monthly, annual, or multi-year) renew automatically unless cancelled in advance, and the majority of auto-renewing contracts renew for one-year terms rather than multi-year commitments. As of April 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $470.2 million, of which the Company expects to recognize approximately 52% as revenue in the next 12 months and substantially all of the remainder by April 30, 2029.

Remaining performance obligations exclude marketing automation usage-based fees, and payment and financing solution fees for which the Company applies the “right to invoice” practical expedient.

Disaggregated Revenue and Revenue by Geography

Disaggregated revenue were as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Subscription	$202,038	$162,717
Usage	58,526	45,265
Platform revenue	260,564	207,982
Professional services and other	8,260	7,710
Total revenue	$268,824	$215,692

Substantially all of the Company’s revenue is concentrated in the United States. Revenue from customers outside of the United States, based on the billing address of the customer, comprised less than 5% of total revenue for each of the three months ended April 30, 2026 and 2025.

Deferred Revenue

The Company recognized revenue of $17.6 million and $16.6 million for the three months ended April 30, 2026 and 2025, respectively, which was included in deferred revenue balances at the beginning of the respective periods. Substantially all of the $19.0 million of deferred revenue as of April 30, 2026 is expected to be fully recognized in the next 12 months.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Deferred Contract Costs

During the three months ended April 30, 2026 and 2025, the Company capitalized $3.8 million and $5.7 million of deferred contract costs, respectively. Amortization expense for the deferred contract costs included in sales and marketing expense in the unaudited condensed consolidated statements of operations was $4.1 million and $3.3 million for the three months ended April 30, 2026 and 2025.

Allowance for Credit Losses

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

	Three Months Ended April 30,
	2026	2025
Beginning balance	$11,963	$4,698
Additions	1,198	3,568
Write-offs	(3,576)	(1,171)
Ending balance	$9,585	$7,095

4.
Fair Value Measurements

Fair Value Measurements

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in thousands):

	As of April 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$307,284	$—	$—	$307,284
Total in cash and cash equivalents	$307,284	$—	$—	$307,284

	As of January 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$411,590	$—	$—	$411,590
Total in cash and cash equivalents	$411,590	$—	$—	$411,590

The money market funds are considered Level 1 as fair value is based on market prices for identical assets.

As of April 30, 2026 and January 31, 2026 the fair value of the Company’s financial instruments included in current assets and current liabilities (including restricted cash, accounts receivable, accounts payable, and accrued expenses) approximated carrying value due to the short-term nature of such items.

There were no changes to the Company’s valuation techniques used to measure the fair value of assets and liabilities on a recurring basis during the three months ended April 30, 2026. There were no transfers of assets from Level 2 to Level 3 during the three months ended April 30, 2026 and 2025.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Certain assets, including goodwill, intangible assets and other long-lived assets are also subject to measurement at fair value on a nonrecurring basis using Level 3 measurements, but only when they are deemed to be impaired as a result of an impairment review. There was no impairment of long-lived assets during the three months ended April 30, 2026. For the three months ended April 30, 2025, the Company recorded an impairment of long-lived assets of $8.0 million to reduce the carrying value to estimated fair value (see Note 5).

5.
Balance Sheet Components

Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	As of
	April 30, 2026	January 31, 2026
Prepaid software and subscriptions	$18,304	$16,757
Prepaid insurance	2,412	1,057
Prepaid cloud hosting costs	2,664	3,198
Other	5,230	4,882
Total prepaid expenses	$28,610	$25,894

Internal-use Software

Internal-use software development costs were as follows (in thousands):

	As of
	April 30, 2026	January 31, 2026
Internal-use software development costs, gross	$111,409	$105,260
Less: Accumulated amortization	(71,565)	(66,014)
Internal-use software development costs, net	$39,844	$39,246

Capitalized software development costs were $6.1 million and $5.8 million for the three months ended April 30, 2026 and 2025, respectively. Amortization expense for software development costs was $5.6 million and $5.0 million for the three months ended April 30, 2026 and 2025, respectively. Amortization had not started on $3.4 million and $2.4 million of capitalized internal-use software development costs that were not yet ready for their intended use as of April 30, 2026 and January 31, 2026, respectively.

As of April 30, 2026, expected future amortization expense related to capitalized internal-use software development costs was as follows (in thousands):

Fiscal
2027 (remainder)	$16,339
2028	15,781
2029	7,221
2030	503
Total	$39,844

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Property and Equipment, net

Property and equipment consisted of the following (in thousands, except years):

	As of
	April 30,	January 31,	Estimated Useful Lives
	2026	2026	in Years
Computer equipment	$18,055	$17,026	3
Office equipment	7,130	7,128	3
Furniture and fixtures	11,627	11,630	5
Leasehold improvements	55,050	55,043	3 to 7
Construction in progress	200	—
Property and equipment, gross	92,062	90,827
Less: Accumulated depreciation	(55,078)	(51,925)
Total property and equipment, net	$36,984	$38,902

Depreciation expense was $3.2 million and $3.6 million for the three months ended April 30, 2026 and 2025.

There was no impairment of long-lived assets during the three months ended April 30, 2026. In the three months ended April 30, 2025, the Company recorded impairment charges related to the ceased use of certain office space and determined to sublease such space for the remainder of the lease term, which resulted in the Company reassessing its asset groupings. The Company determined the office space asset groups, comprised primarily of an ROU asset, the related leasehold improvements and other property and equipment, were impaired and recorded an aggregate impairment loss of $8.0 million, to reduce the carrying value of the asset groups to their estimated fair value. The impairments resulted in a reduction of the ROU asset by $1.9 million, and leasehold improvements, furniture and fixtures and office equipment by $6.1 million.

The impairments were recorded in the unaudited condensed consolidated statement of operations as follows (in thousands):

Three Months Ended April 30,
2025
Platform cost of revenue	$960
Professional services and other cost of revenue	751
Sales and marketing	1,765
Research and development	1,679
General and administrative	2,877
Total impairment	$8,032

The estimated fair value of the asset groups was determined by using a discounted cash flow method which is a non-recurring fair value measurement based on Level 3 inputs. Key inputs used in this estimate included projected sublease income and a discount rate which incorporated the risk of achievement associated with the forecast.

Substantially all of the Company’s property and equipment, net, were concentrated in the United States as of April 30, 2026 and January 31, 2026.

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consisted of the following (in thousands):

	As of
	April 30, 2026	January 31, 2026
Trade payables	$19,231	$10,046
Non-income tax liabilities	13,473	14,663
Cloud hosting costs	7,134	9,868
Accrued employee benefits	4,487	4,274
Income taxes payable	363	652
Other	11,277	12,759
Total accounts payable and other accrued expenses	$55,965	$52,262

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accrued Personnel Related Expenses

Accrued personnel related expenses consisted of the following (in thousands):

	As of
	April 30, 2026	January 31, 2026
Payroll expenses	$20,041	$14,001
Accrued bonus	15,090	61,081
Commissions	7,293	8,013
Total accrued personnel related expenses	$42,424	$83,095

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

Pro forma financial information for the three months ended April 30, 2025, and revenue and losses for the period post-acquisition have not been presented because such amounts are not material to the unaudited condensed consolidated financial statements.

The Company incurred transaction costs of $1.1 million related to the acquisition of Conduit during fiscal 2026.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.
Intangible Assets and Goodwill

Intangible Assets

The net book values of intangible assets were as follows (in thousands, except years):

	As of April 30, 2026
	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)
Customer relationships	$208,733	$(98,428)	$110,305	6.7
Developed technology	162,401	(105,916)	56,485	2.8
Trade names	6,753	(6,654)	99	0.5
Total	$377,887	$(210,998)	$166,889

	As of January 31, 2026
	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)
Customer relationships	$208,733	$(93,910)	$114,823	7.0
Developed technology	162,401	(100,649)	61,752	3.1
Trade names	6,753	(6,585)	168	0.7
Total	$377,887	$(201,144)	$176,743

Amortization expense for intangible assets was as follows for the three months ended April 30, 2026 and 2025 (in thousands):

	Three Months Ended April 30,
	2026	2025
Platform cost of revenue	$4,933	$5,533
Professional services and other cost of revenue	334	334
Sales and marketing	4,587	5,515
Total	$9,854	$11,382

As of April 30, 2026, estimated future amortization expense related to the intangible assets is as follows (in thousands):

Fiscal
2027 (remainder)	$29,063
2028	37,610
2029	35,101
2030	18,605
2031	15,870
Thereafter	30,640
Total	$166,889

Goodwill

Goodwill was $860.3 million as of January 31, 2026 and remained unchanged as of April 30, 2026.

There was no impairment of goodwill during the three months ended April 30, 2026 and 2025.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.
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

In addition, the Second Amendment (i) modified pricing and unused commitment fees payable under the Amended Credit Agreement to be based on total net leverage rather than recurring revenue, (ii) replaced the recurring revenue and liquidity financial covenants in the Original Credit Agreement with a total net leverage financial covenant, and (iii) modified certain customary negative covenants from the Original Credit Agreement, including liens, indebtedness, investments, dispositions, restricted payments and restricted debt payments, to provide us with more flexibility thereunder. Prior to entering into the Second Amendment we voluntarily repaid, in full, the approximately $107.0 million term loan that was outstanding under the Original Credit Agreement. As of April 30, 2026, no loans were outstanding under the Amended Credit Agreement. The Amended Revolver will incur a 0.20% annual fee for undrawn amounts. If we borrow under the Credit Agreement in the future, outstanding amounts will bear interest at a floating rate at the Company’s option of either (i) a term Secured Overnight Financing Rate (“SOFR”) based rate for a specified interest period plus an applicable margin, which ranges from 1.5% to 2.0% per annum based on the Company’s total net leverage ratio, or (ii) a base rate plus an applicable margin, which ranges from 0.5% to 1.0% per annum based on the Company’s total net leverage ratio. The Company also wrote off $1.5 million in unamortized debt discounts and issuance costs to loss on extinguishment of debt related to the termination of the term loan.

The Company was in compliance with all covenants as of April 30, 2026.

The Company had unsecured letters of credit issued in the face amount of $0.4 million and $0.6 million outstanding as of April 30, 2026 and January 31, 2026, respectively.

9.
Commitments and Contingencies

Noncancellable Commitments

The Company’s long-term noncancellable agreements relate primarily to its cloud hosting arrangements and software subscriptions.

Estimated future minimum payments under the Company’s non-cancelable purchase commitments were $83.7 million and $97.8 million, as of April 30, 2026 and January 31, 2026, respectively. There were no material changes to the Company’s noncancellable commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026.

Litigation

During the ordinary course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability.

As of April 30, 2026, the Company was not subject to any currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

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

10.
Equity Incentive Plans

The Company has granted stock-based awards under its 2015 Stock Plan and 2024 Incentive Award Plan. The Company stopped granting new stock-based awards under its 2015 Stock Plan on the date of its IPO. Pursuant to the terms of the 2024 Incentive Award Plan, additional shares of Class A common stock may “roll over” to the 2024 Incentive Award Plan in the event of the termination or lapse of stock options outstanding pursuant to the 2015 Stock Plan. As of April 30, 2026, there were 12,795,710 and 24,040,689 shares of common stock authorized and reserved for issuance under the 2015 Stock Plan and 2024 Incentive Award Plan, respectively.

As of April 30, 2026, there were 20,471,929 shares of common stock available for future issuance under the 2024 Incentive Award Plan.

Additionally, the Company adopted an employee stock purchase program in fiscal 2025 (the “2024 ESPP”) that would allow eligible employees to purchase shares of the Company’s Class A common stock at periodic intervals using accumulated payroll deductions. As of April 30, 2026, there were 4,367,264 shares authorized under the 2024 ESPP. As of April 30, 2026, the first offering period under the 2024 ESPP had not commenced.

In connection with the Conduit acquisition, the Company assumed the Conduit Tech, Inc. 2022 Stock Plan (the “Conduit Plan”) and each RSU outstanding under the Conduit Plan that was held by an employee of Conduit immediately following the acquisition of Conduit (each, a “Conduit RSU”). Each Conduit RSU was converted into an RSU of the Company to acquire shares of the Company’s Class A common stock on the same terms and conditions as the Conduit RSUs, including with respect to the time-based vesting conditions. As of April 30, 2026, there were 22,111 shares of Class A common stock issuable pursuant to the Conduit RSUs under the Conduit Plan. The Company recognized $0.9 million of stock-based compensation expense in the three months ended April 30, 2026 relating to the Conduit RSUs, and unrecognized stock-based compensation expense was $1.8 million as of April 30, 2026.

In addition, there were 52,054 shares of Class A common stock constituting revested Conduit founders’ consideration that will be released from a risk of forfeiture over a three year period, with one-third of the shares released on the first anniversary of the closing, and the remaining shares released in equal amounts every quarter thereafter for the remaining two years. The Company recognized stock-based compensation expense of $0.4 million in the three months ended April 30, 2026 relating to these shares, and unrecognized stock-based compensation expense was $4.3 million as of April 30, 2026.

Stock-based Compensation

The stock-based compensation expense by line item in the unaudited condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended April 30,
	2026
	Option and RSU Grants	Co-Founder RSUs	Total
Platform cost of revenue	$1,620	$—	$1,620
Professional services and other cost of revenue	1,473	—	1,473
Sales and marketing	6,276	—	6,276
Research and development	19,373	—	19,373
General and administrative	12,758	13,074	25,832
Total stock-based compensation expense	$41,500	$13,074	$54,574

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended April 30,
	2025
	Option and RSU Grants	Co-Founder RSUs	Total
Platform cost of revenue	$1,224	$—	$1,224
Professional services and other cost of revenue	1,218	—	1,218
Sales and marketing	5,152	—	5,152
Research and development	11,010	—	11,010
General and administrative	12,074	13,071	25,145
Total stock-based compensation expense	$30,678	$13,071	$43,749

Stock Options with Service-Only Conditions

Activity for stock options that contain service only vesting conditions was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Options	Price	(years)
Outstanding as of January 31, 2026	3,764,038	$15.29	4.49
Granted	—	$—
Exercised	(138,200)	$12.57
Cancelled/Forfeited	(6,959)	$46.40
Outstanding as of April 30, 2026	3,618,879	$15.33	4.28
Exercisable as of April 30, 2026	3,603,915	$15.34	4.28

Total unrecognized compensation cost related to stock options with service only vesting conditions as of April 30, 2026 was $0.5 million, which is expected to be recognized over a remaining weighted average period of approximately 0.3 years.

Stock Options with Performance Conditions

Stock option activity for awards with performance conditions consisted of the following:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Options	Price	(years)
Outstanding as of January 31, 2026	687,797	$13.53	4.97
Granted	—	$—
Exercised	(30,000)	$14.32
Cancelled/Forfeited	—	$—
Outstanding as of April 30, 2026	657,797	$13.49	4.72
Exercisable as of April 30, 2026	348,828	$13.80	4.77

As of April 30, 2026, the Co-Founders held options to purchase 340,676 shares of Class B common stock that vest upon the satisfaction of both a service and performance condition. The performance condition was satisfied upon the effectiveness of the IPO in fiscal 2025 and the service condition will be satisfied over a four-year period commencing on the IPO date with 25% having vested one year from the date of the IPO and the remainder vesting monthly thereafter. The awards expire ten years from issuance. Stock-based compensation expense for these stock options was not material in the three months ended April 30, 2026, and unrecognized stock-based compensation expense for these stock options was less than $0.2 million as of April 30, 2026.

As of April 30, 2026, the Company had stock options outstanding to purchase 122,773 shares of Class A common stock that vest upon the satisfaction of both a service and performance condition. The performance condition was satisfied upon the effectiveness

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

of the IPO in fiscal 2025 and the service condition will be satisfied over a one-year period commencing one year from the date of the IPO. The awards expire ten years from issuance. The Company recognized $0.2 million in stock-based compensation expense for these stock options in the three months ended April 30, 2026, and unrecognized stock-based compensation expense for these stock options was $0.2 million as of April 30, 2026.

RSUs with Service-Only Conditions

RSUs subject to service-only vesting condition requirements consisted of the following:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 31, 2026	4,766,271	$93.98
Granted	1,042,934	$72.08
Released	(485,895)	$83.49
Forfeited	(223,146)	$92.53
Unvested as of April 30, 2026	5,100,164	$90.56

Total unrecognized stock-based compensation expense related to RSUs with service-only conditions as of April 30, 2026 was $431.3 million, which is expected to be recognized over a remaining weighted average period of approximately 3.0 years.

RSUs with Performance or Market Conditions

RSU activity for awards with performance or market vesting conditions consisted of the following:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 31, 2026	7,143,762	$42.56
Granted	—	$—
Released	(132,875)	$58.97
Forfeited	(1,146)	$56.78
Unvested as of April 30, 2026	7,009,741	$42.24

As of April 30, 2026, the Company had 456,597 RSUs outstanding that vest upon the satisfaction of both a performance and service condition, where the performance condition was satisfied upon the effectiveness of the IPO and the service condition is satisfied over a period of approximately four years from the date of grant. In addition, the Company had 57,645 RSUs outstanding that vest upon the satisfaction of a performance and a service condition, where the performance condition was satisfied upon the completion of the IPO and the service condition will be satisfied over four quarterly periods commencing approximately one year after the date of the IPO. During the three months ended April 30, 2026, the Company recognized stock-based compensation expense of $2.8 million related to these RSUs and unrecognized stock-based compensation expense for these RSUs was $8.6 million as of April 30, 2026. These RSUs are to be settled in Class A common stock upon vesting.

As a result of a tender offer that was completed in fiscal 2025, the Company had 11,433 RSUs outstanding as of April 30, 2026 that vest upon the satisfaction of both a two-year service condition and a performance condition where the performance condition was satisfied upon the effectiveness of the IPO and the service condition is satisfied over a period of approximately two years from the date the tender offer closed. During the three months ended April 30, 2026, stock-based compensation expense related to these awards was not material, and unrecognized stock-based compensation expense for these RSUs was not material as of April 30, 2026. These RSUs are to be settled in Class A common stock upon vesting.

In October 2024, the Company granted each of the Co-Founders an award of 3,241,544 performance-based RSUs (“Co-Founder RSUs”). Each performance-based RSU represents the right to be issued a share of Class B common stock following vesting. The performance-based RSUs vest based on achieving volume weighted-average closing trading prices of the Company’s common

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

stock over a six-month or 90-day period, as applicable, ranging from $140.00 per share to $440.00 per share (the “stock price hurdle”), subject to the Co-Founders being employed as Chief Executive Officer, co-Chief Executive Officer or President as of the vesting date. Any RSUs for which the applicable stock price hurdle has not been achieved on or before October 21, 2034 will automatically be forfeited. The Company’s estimate of the grant date fair value of these RSUs of $263.6 million was estimated using a Monte Carlo simulation model that incorporates the likelihood of achieving the stock price hurdles. The Company commenced recognition of stock-based compensation expense upon completion of the IPO in fiscal 2025 over the estimated weighted-average derived service period of approximately five years. During the three months ended April 30, 2026, the Company recognized stock-based compensation expense of $13.1 million related to the Co-Founder RSUs. Unrecognized stock-based compensation expense for the Co-Founder RSUs was $181.9 million as of April 30, 2026 and is expected to be recognized over the remaining derived service period for each stock price hurdle tranche, unless the stock price hurdle is achieved prior to the end of derived service period in which case the expense for that stock price hurdle will be accelerated. As of April 30, 2026, the weighted average remaining derived service period for the Co-Founder RSUs was 3.6 years. The Co-Founder RSUs are to be settled in Class B common stock upon vesting.

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

12.
Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended April 30,
	2026	2025
Net loss	$(22,818)	$(46,364)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	95,003,992	90,334,442
Net loss per share, basic and diluted	$(0.24)	$(0.51)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders as of April 30, 2026 and 2025 because including them would have been anti-dilutive:

	As of April 30,
	2026	2025
Stock options with service-only conditions	3,618,879	5,691,898
Unvested RSUs with service-only conditions	5,100,164	3,790,516
Stock options with performance or market conditions	657,797	800,248
Unvested early exercise of options	21,170	31,754
Unvested RSAs with service-only conditions	52,054	—
Acquisition indemnity shares withheld	—	41,959
Unvested RSUs with performance conditions	7,009,741	7,925,186

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties and our actual results, events or circumstances could differ materially from those described in forward-looking statements. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. The last day of our fiscal year is January 31, and our fiscal quarters end on April 30, July 31, October 31 and January 31. Our fiscal year ended January 31, 2026 is referred to herein as fiscal 2026. Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “our company,” and “ServiceTitan” refer to ServiceTitan, Inc. and its consolidated subsidiaries, and references to our “common stock” include our Class A common stock, Class B common stock and Class C common stock.

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

Our software provides an end-to-end, cloud-based software platform that connects, manages, and automates a wide array of business workflows such as advertising, job scheduling and management, dispatching, generating estimates and invoices, payment processing and more. Tradespeople spend their days interfacing with the ServiceTitan platform across what we believe to be the five most business-critical functions, or the “core centers of gravity,” inside a trades business: CRM (customer relationship management, including sales enablement, marketing automation and customer service), FSM (field service management, including scheduling and dispatching), ERP (enterprise resource planning, including inventory), HCM (human capital management, including compensation and payroll integration) and FinTech (including payments and third-party consumer financing). By offering interoperable capabilities in all five centers of gravity, we continuously capture comprehensive data insights across key workflows in a trades business.

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

Our platform enables impactful outcomes for our customers, including accelerating revenue and driving operational efficiency, all while improving the experience for both end customers and contractors. As customers experience the significant business acceleration benefits of our platform, we have often observed our customers hire more technicians, increase gross transaction volume (“GTV”), representing total dollars invoiced by our customers through our platform, and adopt more add-on products. Increased customer adoption of our platform leads to further data and insights, allowing us to build more differentiated features and address opportunities in new trades, use cases and customer subsegments. All of this allows us to drive more growth and efficiency for customers, delivering considerable return on investment (“ROI”), in our products. For the three months ended April 30, 2026 and 2025, we processed $21.7 billion and $17.7 billion of GTV, respectively.

We serve customers ranging from family-owned businesses with a few employees to large enterprises with a national footprint, some of which are an aggregation of multiple customers through a franchise network or other common buying partners. We define a customer as a parent organization, which may have multiple locations, brands or subsidiaries, that has been billed in the prior three months, and of those customers we define “Active Customers” as customers with over $10,000 of annualized billings. As of January 31, 2026, we had approximately 10,800 Active Customers representing over 97% of our annualized billings for fiscal 2026. As of April 30, 2026, we have surpassed 2,000 total customers with annualized billings greater than $100,000, which represents more than 60% of our total annualized billings as of April 30, 2026.

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

Drive More Value to Our Customers through Adoption of Add-on Products and Max. As we demonstrate the high ROI of our products to our customers, and as our customers grow and further professionalize, we are able to sell more add-on products to them and increase our share of wallet, which we measure as the portion of our customers’ GTV that we are able to earn. We efficiently expand our customer relationships over time to serve their additional needs and automate more workflows through our platform. We believe that the more our customers use our platform to power their workflows, the more value we deliver to them, and the higher revenue we can earn from them. As a result, we continue to invest in research and development to improve the functionality of our existing Core and add-on products, including our FinTech and Pro products. We also believe that the power of new AI solutions paired with the existing end-to-end nature of our platform further expands our opportunity to drive significant additional value for our customers, and increase our share of wallet, through adoption of Max. Our ability to increase adoption of our add-on products and Max will depend on customer satisfaction with our platform, competition, pricing and our ability to continuously demonstrate the value proposition of our add-on products and Max. We plan to continue investing in sales and marketing, thought leadership, industry resources and evolving our customer success teams to focus on driving additional expanded value to customers on our platform.

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

We offer tiered subscription plans for our Core and Pro products with varying contract lengths. Pursuant to these subscription contracts our customers do not have the ability to take possession of our proprietary software. For new customers, we primarily enter into either annual or multi-year subscription agreements with contract terms typically ranging from 12 to 36 months; however, certain Pro product and legacy customers are on month-to-month contracts. In nearly all cases, these contracts (monthly, annual, or multi-year) are renewed automatically unless cancelled in advance. We generally bill our customers on a monthly basis in advance of services, regardless of contract term. In some cases for certain products, the customer is billed in arrears. Pricing for these subscriptions are driven by the features included in the package and are linked to the size of the customer’s business, generally based on the number of field technicians at the customer but in some cases directly tied to the number of end customers or the customer’s revenue. In this way, our success is linked to the growth of our customers, which we measure through our net dollar retention rate. Our net dollar retention rate1 was over 110% for the three months ended April 30, 2026.

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

Usage-based services primarily consist of payment processing where we connect to third-party processors to allow our customers to accept payments, primarily credit and debit cards, and also includes end-customer financing solutions and other forms of payment. The third-party processor determines the eligibility of the end customer to participate in the programs, provides the payment settlement and financing options to the end customer and is responsible for the provision of the payment or financing services. We receive a fee from the third-party processors, depending on the size and type of the transaction, which we recognize net of interchange and other direct expenses which are passed onto the customer. Revenue from financing and processing payments is recognized at the time of the transaction. In addition to payment processing revenue, we have a number of Pro products that generate revenue depending on the level of usage, which we recognize monthly in arrears based on consumption. Usage revenue also includes fees we earn from third-party partners based on transactions or customer activity facilitated through our platform, which we recognize in the period in which the underlying activity occurs. In addition, usage-based revenue also includes revenue from our Virtual Agents, which is consumption-based and recognized in the period in which the underlying usage occurs.

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

Research and Development Expense

Research and development expense consists primarily of personnel-related and other costs incurred in connection with product management and development efforts. Personnel-related costs primarily include salary, employee benefits, bonuses and stock-based compensation. Research and development expense also includes fees to third-party product development resources, infrastructure and server costs, inference costs, and allocated overhead costs. We expect that research and development expense will increase on an absolute dollar basis as we invest to build, enhance, maintain and scale our products.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Revenue:
Platform	$260,564	$207,982
Professional services and other	8,260	7,710
Total revenue	268,824	215,692
Cost of revenue:
Platform	55,509	50,037
Professional services and other	19,524	17,259
Total cost of revenue	75,033	67,296
Gross profit	193,791	148,396
Operating expenses:
Sales and marketing	73,072	69,223
Research and development	88,024	69,140
General and administrative	58,457	59,569
Total operating expenses	219,553	197,932
Loss from operations	(25,762)	(49,536)
Other income (expense), net
Interest expense	(183)	(2,035)
Interest income	3,727	4,940
Other income, net	351	501
Total other income, net	3,895	3,406
Loss before income taxes	(21,867)	(46,130)
Provision for income taxes	951	234
Net loss	$(22,818)	$(46,364)

Comparison of the Three Months Ended April 30, 2026 and 2025

Revenue

	Three Months Ended April 30,		Change
	2026	2025	$	Percent
	(dollars in thousands)
Revenue
Platform	$260,564	$207,982	$52,582	25%
Professional services and other	8,260	7,710	550	7%
Total revenue	$268,824	$215,692	$53,132	25%

Platform revenue increased by $52.6 million, or 25%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. This increase was primarily driven by subscription revenue, which increased by $39.3 million, or 24%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. In addition, revenue from our usage-based products increased by $13.3 million, or 29%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. This increase was primarily driven by increases in gross transaction volume and higher earn rate generated on that volume.

Professional services and other revenue increased by $0.6 million, or 7%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. This increase was primarily driven by a higher volume of services performed.

Cost of Revenue

	Three Months Ended April 30,		Change
	2026	2025	$	Percent
	(dollars in thousands)
Cost of revenue
Platform	$55,509	$50,037	$5,472	11%
Professional services and other	19,524	17,259	2,265	13%
Total cost of revenue	$75,033	$67,296	$7,737	11%
Gross profit	$193,791	$148,396
Platform gross margin	78.7%	75.9%
Professional services and other gross margin	(136.4)%	(123.9)%
Total gross margin	72.1%	68.8%

Platform cost of revenue increased by $5.5 million, or 11%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. This increase was primarily due to a $2.8 million increase in the costs related to the provisioning of our platform services products and an increase of $2.3 million in personnel-related costs, driven by an increase in headcount. Platform gross margin increased to 78.7% for the three months ended April 30, 2026, compared to 75.9% for the three months ended April 30, 2025, primarily due to improved efficiencies in delivering our platform at scale.

Professional services and other cost of revenue increased by $2.3 million, or 13%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. The increase was primarily due to an increase of $2.4 million in personnel-related costs driven by an increase in headcount.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended April 30,		Change
	2026	2025	$	Percent
	(dollars in thousands)
Sales and marketing expense	$73,072	$69,223	$3,849	6%
Sales and marketing expense as a percentage of revenue	27%	32%

Sales and marketing expense increased by $3.8 million, or 6%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. The increase in sales and marketing expense was primarily driven by an increase of $5.2 million in personnel-related costs, which included an increase of $3.3 million driven by an increase in headcount, $1.1 million in stock-based compensation expense, and $0.6 million in sales commissions. These increases were partially offset by a decrease of $1.8 million of impairment losses on operating lease assets and related property and equipment for office spaces that we ceased to use.

Research and Development Expense

	Three Months Ended April 30,		Change
	2026	2025	$	Percent
	(dollars in thousands)
Research and development expense	$88,024	$69,140	$18,884	27%
Research and development expense as a percentage of revenue	33%	32%

Research and development expense increased by $18.9 million, or 27%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. The increase in research and development expense was primarily driven by an increase of $16.7 million in personnel-related costs due to increased headcount, including hiring of senior level personnel to support the engineering function as we continue to scale our team. The increase in personnel-related costs also includes an $8.4 million increase in stock-based compensation expense associated with the increased headcount. There was an additional increase of $2.5 million in technology spend as a result of our continued investment in AI. These increases were partially offset by a decrease of $1.7 million of impairment losses on operating lease assets and related property and equipment for office spaces that we ceased to use.

General and Administrative Expense

	Three Months Ended April 30,		Change
	2026	2025	$	Percent
	(dollars in thousands)
General and administrative expense	$58,457	$59,569	$(1,112)	-2%
General and administrative expense as a percentage of revenue	22%	28%

General and administrative expense decreased by $1.1 million, or 2%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. The decrease in general and administrative expense was primarily driven by a decrease of $2.9 million of impairment losses on operating lease assets and related property and equipment for office spaces that we ceased to use. This decrease was offset by an increase of $1.6 million in third-party consulting costs related to legal, and other consulting services.

Other Income, Net

	Three Months Ended April 30,		Change
	2026	2025	$	Percent
	(dollars in thousands)
Other income, net	$3,895	$3,406	$489	14%

Other income, net, was $3.9 million for the three months ended April 30, 2026, compared to other income, net, of $3.4 million for the three months ended April 30, 2025. The increase was primarily due to a $1.9 million decline in interest expense resulting from the repayment, in full, of our term loan in fiscal 2026, partially offset by a $1.2 million decrease in interest income.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2026	2025	$	Percent
	(dollars in thousands)
Provision for income taxes	$951	$234	$717	306%

Our provision for income taxes increased by $0.7 million for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. The change is primarily driven by the variability in the income (loss) before income taxes of our foreign subsidiaries and their related tax effects for the three months ended April 30, 2026.

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

Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and loss on operating lease assets. Total non-GAAP gross margin represents total non-GAAP gross profit as a percentage of total revenue. Non-GAAP platform gross margin represents non-GAAP platform gross profit as a percentage of platform revenue and non-GAAP professional services and other gross margin represents non-GAAP professional services and other gross profit as a percentage of professional services and other revenue.

The following table reflects the reconciliation of GAAP gross profit to non-GAAP gross profit and GAAP gross margin to non-GAAP gross margin for the periods presented:

	Platform		Professional Services and Other		Total
	Three Months Ended April 30,		Three Months Ended April 30,		Three Months Ended April 30,
	2026	2025	2026	2025	2026	2025
	(in thousands)
GAAP gross profit	$205,055	$157,945	$(11,264)	$(9,549)	$193,791	$148,396
Stock-based compensation expense and related employer payroll taxes	1,728	1,398	1,588	1,384	3,316	2,782
Amortization of acquired intangible assets	4,933	5,533	334	334	5,267	5,867
Loss on operating lease assets	—	960	—	751	—	1,711
Non-GAAP gross profit	$211,716	$165,836	$(9,342)	$(7,080)	$202,374	$158,756

	Platform		Professional Services and Other		Total
	Three Months Ended April 30,		Three Months Ended April 30,		Three Months Ended April 30,
	2026	2025	2026	2025	2026	2025
GAAP gross margin	78.7%	75.9%	(136.4)%	(123.9)%	72.1%	68.8%
Stock-based compensation expense and related employer payroll taxes	0.7%	0.7%	19.2%	18.0%	1.2%	1.3%
Amortization of acquired intangible assets	1.9%	2.7%	4.0%	4.3%	2.0%	2.7%
Loss on operating lease assets	0.0%	0.5%	0.0%	9.7%	0.0%	0.8%
Non-GAAP gross margin*	81.3%	79.7%	(113.1)%	(91.8)%	75.3%	73.6%

* Totals may not foot due to rounding.

Non-GAAP Sales and Marketing Expense

We define non-GAAP sales and marketing expense as GAAP sales and marketing expense excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and loss on operating lease assets.

The following table reflects the reconciliation of GAAP sales and marketing expense to non-GAAP sales and marketing expense for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
GAAP sales and marketing expense	$73,072	$69,223
Stock-based compensation expense and related employer payroll taxes	(6,619)	(5,568)
Amortization of acquired intangible assets	(4,587)	(5,515)
Loss on operating lease assets	—	(1,765)
Non-GAAP sales and marketing expense	$61,866	$56,375

Non-GAAP Research and Development Expense

We define non-GAAP research and development expense as GAAP research and development expense excluding stock-based compensation expense and related employer payroll taxes, acquisition-related items, and loss on operating lease assets.

The following table reflects the reconciliation of GAAP research and development expense to non-GAAP research and development expense for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
GAAP research and development expense	$88,024	$69,140
Stock-based compensation expense and related employer payroll taxes	(20,464)	(12,263)
Loss on operating lease assets	—	(1,679)
Non-GAAP research and development expense	$67,560	$55,198

Non-GAAP General and Administrative Expense

We define non-GAAP general and administrative expense as GAAP general and administrative expense excluding stock-based compensation expense and related employer payroll taxes, acquisition-related items, and loss on operating lease assets.

The following table reflects the reconciliation of GAAP general and administrative expense to non-GAAP general and administrative expense for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
GAAP general and administrative expense	$58,457	$59,569
Stock-based compensation expense and related employer payroll taxes	(13,244)	(12,647)
Stock-based compensation expense - Co-Founders performance based RSUs	(13,074)	(13,071)
Loss on operating lease assets	—	(2,877)
Non-GAAP general and administrative expense	$32,139	$30,974

Non-GAAP Income from Operations and Non-GAAP Operating Margin

We define non-GAAP income from operations and non-GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related items, and loss on operating lease assets. Non-GAAP operating margin represents non-GAAP income from operations as a percentage of total revenue.

The following table reflects the reconciliation of GAAP loss from operations to non-GAAP income from operations and GAAP operating margin to non-GAAP operating margin for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
GAAP loss from operations	$(25,762)	$(49,536)
Stock-based compensation expense and related employer payroll taxes	43,643	33,260
Stock-based compensation expense - Co-Founders performance based RSUs	13,074	13,071
Amortization of acquired intangible assets	9,854	11,382
Loss on operating lease assets	—	8,032
Non-GAAP income from operations	$40,809	$16,209

	Three Months Ended April 30,
	2026	2025
GAAP operating margin	(9.6)%	(23.0)%
Stock-based compensation expense and related employer payroll taxes	16.2%	15.4%
Stock-based compensation expense - Co-Founders performance based RSUs	4.9%	6.1%
Amortization of acquired intangible assets	3.7%	5.3%
Loss on operating lease assets	0.0%	3.7%
Non-GAAP operating margin*	15.2%	7.5%

* Totals may not foot due to rounding.

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as GAAP net loss, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related items, and loss on operating lease assets, adjusted for the income tax effects on the difference between GAAP and non-GAAP expenses.

	Three Months Ended April 30,
	2026	2025
	(in thousands)
GAAP net loss	$(22,818)	$(46,364)
Stock-based compensation expense and related employer payroll taxes	43,643	33,260
Stock-based compensation expense - Co-Founders performance based RSUs	13,074	13,071
Amortization of acquired intangible assets	9,854	11,382
Loss on operating lease assets	—	8,032
Income tax effects (1)	(7,096)	(1,484)
Non-GAAP net income	$36,657	$17,897

(1) Effective February 1, 2026, we adopted a fixed long-term projected non-GAAP tax rate of 18%, which reflects currently available information as well as other factors and assumptions that may change over time.

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

	Three Months Ended April 30,
	2026	2025
	(in thousands)
GAAP net cash used in operating activities	$(1,565)	$(14,570)
Capitalized internal-use software	(6,663)	(6,472)
Purchase of property and equipment	(596)	(1,292)
Deposits for property and equipment	(756)	—
Non-GAAP free cash flow	$(9,580)	$(22,334)

Liquidity and Capital Resources

As of April 30, 2026, we had cash and cash equivalents of $421.5 million, which excludes restricted cash of $0.4 million, and $250.0 million available under the Amended Credit Agreement, as defined below. Cash and cash equivalents consisted of checking accounts and money market funds with maturities less than 90 days from the date of purchase.

Our primary cash needs are for personnel-related expenses, costs related to the provisioning of our platform services, and sales and marketing expenses. The first quarter of our fiscal year is typically the largest operating cash outflow quarter due to the payout of our annual bonuses.

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

In addition, the Second Amendment (i) modified pricing and unused commitment fees payable under the Amended Credit Agreement to be based on total net leverage rather than recurring revenue, (ii) replaced the recurring revenue and liquidity financial covenants in the Original Credit Agreement with a total net leverage financial covenant, and (iii) modified certain negative covenants, including liens, indebtedness, investments, dispositions, restricted payments and restricted debt payments, to provide us with more flexibility thereunder. Prior to entering into the Second Amendment we voluntarily repaid, in full, the approximately $107.0 million term loan that was outstanding under the Original Credit Agreement. As of April 30, 2026, no loans were outstanding under the Amended Credit Agreement.

Cash Flows

The following table summarizes our cashflows for the periods indicated:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(1,565)	$(14,570)
Net cash used in investing activities	(8,015)	(7,764)
Net cash provided by financing activities	2,175	380
Net change in cash, cash equivalents, and restricted cash	$(7,405)	$(21,954)

Operating Activities

Net cash used in operating activities was $1.6 million for the three months ended April 30, 2026. This primarily related to our non-cash charges of $82.2 million, adjusted for our net loss of $22.8 million and net cash outflows of $61.0 million from changes in our operating assets and liabilities. The primary drivers of the changes in our operating assets and liabilities related to a decrease in accrued personnel related expenses of $38.9 million as annual corporate bonuses are paid in the first fiscal quarter, an increase of $9.1 million in accounts receivable, an increase of $6.8 million in contract assets, a decrease of lease liabilities of $4.2 million, and an increase of $3.8 million in deferred contract costs. These were partially offset by and increase of $3.4 million in accounts payables and other accrued expenses.

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

Investing Activities

Net cash used in investing activities was $8.0 million for the three months ended April 30, 2026. This primarily consisted of $6.7 million for the investments in capitalized internal-use software, $0.8 million in deposits for property and equipment, and $0.6 million for the purchase of property and equipment.

Net cash used in investing activities was $7.8 million for the three months ended April 30, 2025. This consisted of cash outflows of $6.5 million for the investments in capitalized internal-use software and $1.3 million for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $2.2 million for the three months ended April 30, 2026. This consisted entirely of the proceeds from the exercise of stock options.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and the related notes thereto, which have been prepared in accordance with GAAP. In preparing the condensed financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates. There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Interest Rate Risk

As of April 30, 2026, we had cash and cash equivalents of $421.5 million, which excludes restricted cash of $0.4 million. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

Our exposures to market risk for changes in interest rates relate primarily to the Amended Credit Agreement (described above), which bears floating interest rates that, in a rising interest rate environment, could increase the amount of interest paid on future amounts we may borrow under the Amended Credit Agreement.

Foreign Currency Risk

The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in Canadian dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, Armenia and Canada. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited condensed consolidated financial statements in the three months ended April 30, 2026. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together, materially and adversely affect our business, results of operations or financial condition. The information set forth under Note 9. Commitments and Contingencies – Legal Matters to the condensed consolidated financial statements included elsewhere in this Quarterly Report, is incorporated herein by reference.

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

We have incorporated and may continue to incorporate traditional artificial intelligence (“AI”), machine learning and generative AI (“GenAI”) solutions into our platform, offerings, services, and features, including those based on large language models (“LLMs”), and these applications may become more important to our operations or to our future growth over time. We expect to rely on AI solutions to help drive future growth and operational efficiencies in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI, or at all, or that the cost of AI-based solutions will be less than the value we derive from those solutions. Our investments in AI solutions may also result in more fluctuations in expenses across fiscal periods than we have historically experienced. We may also fail to properly implement or market our AI solutions. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

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

Trades businesses are also experiencing supply chain challenges, including shortages of equipment, manufactured goods and supplies, which negatively affect their ability to accept and perform certain jobs. Additionally, sharply rising prices of gasoline and other fleet management costs have and may continue to affect the profitability of routes for technicians in the field, especially those involving large amounts of driving. Tariffs or other trade protection measures, and uncertainty relating to such tariffs and trade protection measures, have and may continue to also negatively impact trades businesses. In particular, the U.S. government has in the past and may in the future impose, reimpose, increase, or pause tariffs, and countries subject to such tariffs have and, in the future may, impose reciprocal tariffs or impose other protectionist or retaliatory trade measures in response. Such trade protection measures could increase the cost of raw materials, manufactured goods and supplies used in various trade verticals, or render these supplies increasingly difficult or impossible to procure, which may adversely affect the profitability of trades businesses. When such supply chain shortages and issues arise, or when costs increase due to tariffs or other trade protection measures, our customers may reduce their spending, which could result in decreased demand for our platform, as well as a decrease in the number or volume of transactions processed on our platform.

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

We have rapidly grown our business. For example, we first launched our platform in 2012, and our revenue grew from $120.7 million in fiscal 2020 to $961.0 million in fiscal 2026. We are expanding our sales focus to include large businesses, commercial services and construction customers, and expect to continue to explore new trades. We have also substantially increased our headcount, invested in expanding our direct sales force and customer support teams and otherwise enhanced and developed new solutions. More recently, in response to the evolving technology landscape we have also started to incorporate AI-based solutions into our platform and internal operations. The future costs and potential benefits of those solutions remains uncertain, and the timing of when we incur those costs and when we might see the potential benefits (if any) may be subject to more fluctuation than we have historically experienced. Accordingly, we have a limited history of operations at our current scale, and our ability to forecast our future results of operations and to plan for future growth is more limited than that of companies with longer operating histories and subject to a number of uncertainties. These risks and uncertainties include our ability to:

•
accurately forecast our revenue and plan our operating expenses, including those resulting from our use of AI-based solutions;
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

In addition, a general economic downturn or sudden disruption in business conditions could adversely impact consumer and small business confidence, spending levels, and access to credit and interest rates, which could result in consumers delaying or foregoing purchasing primary or vacation residences, or purchasing smaller homes that may require lower-value home services, businesses foregoing investment or businesses or consumers delaying, foregoing or changing the scope of potential home or business projects. Decreased spend on home and commercial services could result in fewer transactions being processed over our platform, which could cause our revenue to decrease, and could also result in less income for our customers, hampering their ability to pay for our platform. These effects could adversely affect our business, financial condition and results of operations.

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

In addition, the use of AI involves significant technical complexity and requires specialized expertise. This specialized expertise can be difficult and costly to obtain given the increasing industry focus on AI development and competition for talent. As a result, it could be expensive for us to maintain and advance our AI developments. We may not apply AI advancements quickly or well enough to our solutions or services to serve our customers, or we may not be able to extract the efficiencies for which AI presents an opportunity. While the use of AI presents opportunities, our failure to adequately leverage such opportunities may erode our competitive advantage, and harm our business and results of operations. Further, our AI solutions rely on third-party proprietary machine learning algorithms and LLMs provided by third parties, such as Microsoft and OpenAI. If we are unable to continue to use such third-party assets, or if such third-party assets become expensive, burdensome, or inefficient for us to use, we may be unable to continue to provide our AI solutions which could harm our business and results of operations. We also face significant competition from other companies with respect to utilizing AI technologies. To the extent AI technology development and utilization from our competitors proves to be successful, or more successful than our approach, demand for our platform, and thus our business, could be adversely affected. If we cannot develop, offer, or deploy new AI technologies as effectively, cost-efficiently, or quickly as our competitors, or if we cannot access the infrastructure needed to continue our development, our results of operations, relationships with customers and partners, and growth could be materially and adversely affected.

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

Moreover, the regulatory framework for AI (and machine learning technology) is rapidly evolving. Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI technologies, and many federal, state and foreign governments have enacted or are currently considering additional laws and regulations governing AI. In addition, existing laws and regulations may be amended, enjoined, interpreted or enforced in ways that would affect the operation of our business, including the way in which we use AI and machine learning technology. The scope and direction of orders, policies, rules and regulations related to AI and machine learning in the United States faces significant uncertainty. At the federal level, Congress has yet to enact significant AI legislation. Instead, federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration. Any such changes at the federal level could require us to expend significant resources to modify our platform, products, services, or operations to ensure compliance or remain competitive. In the absence of federal AI legislation, various U.S. states have enacted laws that regulate AI, including several laws enacted in California related to safety protocols, reporting and transparency, among other AI-related topics. In addition, Colorado’s Artificial Intelligence Act will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, Utah’s Artificial Intelligence Policy Act establishes disclosure requirements and accountability measures for the use of GenAI in certain consumer interactions, and the Texas Responsible Artificial Intelligence Governance Act prohibits the development and deployment of AI systems for certain purposes. Moreover, state AI laws and various state privacy laws, including the California Consumer Privacy Act (the “CCPA”), regulate the use of automated decision-making technology, and provide rights to consumers regarding such use. Furthermore, both federal and state regulators have recently scrutinized, and initiated enforcement actions regarding, the potential anticompetitive impacts of algorithmic models. Implementation standards and enforcement practice are likely to remain uncertain for the foreseeable future, and we cannot determine the impact future laws, regulations, or standards, or the market perception of their requirements, may have on our platform and our business. In addition, on May 21, 2024, the European Union approved the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market. Although we are not currently subject to the

EU AI Act, we may become subject to it in the future, which may affect our use of AI technologies and our ability to provide, improve or commercialize our platform, and could adversely affect our business, operations and financial condition.

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

We have estimated the size of our addressable market opportunity based on data published by third parties and on internally generated data and assumptions. While we believe our market size information is generally reliable, such information is inherently imprecise, and relies on our and third parties’ projections, assumptions and estimates within our target market, which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Quarterly Report. If such third-party or internally generated data proves to be inaccurate or we make errors in our projections, assumptions or estimates based on that data, including how current customer data and trends may apply to potential future customers and the number and type of potential customers, our addressable market opportunity or our future growth rate may be less than we currently estimate. In addition, these inaccuracies or errors may cause us to divert resources from more valuable alternative projects and harm our business. The variables that go into the calculation of our market opportunity are subject to change over time, including the amount of customer GTV that we can recognize as revenue, and there is no guarantee that any particular number or percentage of addressable end customers or companies covered by our addressable target market opportunity estimates will purchase our platform at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our platform and those of our competitors. Even if our addressable market meets our size estimates, our business could fail to grow at similar rates, if at all, or we could capture a percentage of customer GTV as revenue that is less than we currently expect. Accordingly, the information regarding the size of our addressable market opportunity included in the documents we file or furnish with the SEC, should not be taken as indicative of our future growth.

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

We also dedicate significant resources to marketing programs, including telemarketing, branded events and digital advertising through services such as Google AdWords. The effectiveness and cost of our online advertising has varied over time, and may vary in the future, due to competition for key search terms, changes in search engine use, including changes resulting from AI use, changes in the search algorithms used by major search engines and laws, regulations and other obligations relating to privacy or data protection that affect online advertising. These efforts will require us to invest significant financial and other resources. We rely on a variety of direct marketing techniques, including telemarketing, email marketing and direct mail. Our marketing activities, and the marketing activities of our customers, are regulated under laws such as the Telephone Consumer Protection Act, the Telemarketing Sales Rule, and any state equivalents, and various other federal and state laws regarding marketing and solicitation, as well as general data protection laws, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM”), and various state privacy laws, including the CCPA, and other recently passed state laws, that govern these activities and impose significant restrictions on us and our customers. Any violations or perceptions of violations of these laws and regulations may harm our business, financial condition and results of operations. Additionally, any changes to the above-mentioned laws, or any applicable privacy, data protection and cybersecurity laws, their interpretation, or enforcement of such laws by the government or private parties that further restrict the way we interact with our potential customers or generate leads could adversely affect our ability to attract customers and could harm our business, reputation and brand, financial condition and results of operations. For additional information, see “—Risks Related to Data Privacy, Data Protection, Cybersecurity and Technology—The collection, processing, storage, use, and disclosure of personal information are governed by a rapidly evolving framework of privacy, data protection, cybersecurity, data transfers or other laws or regulations worldwide that may limit the use and adoption of our services and adversely affect our business.”

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

We rely upon certain partners, vendors and other service providers to provide software employed by our platform or customers using our platform, including to enable cloud-based phones and GPS, payments, and manage customer payroll, and it is possible that such third-party software or services may not be reliable or easy to replace. Disruptions to the services and functionality provided by the partners and vendors upon which we rely to provide our platform and related services could cause service interruptions, and widespread outages could disrupt our services to our customers, which could adversely affect our business. Furthermore, we have in the past and may in the future have disputes with certain of our partners, vendors and other service providers. If, in connection with such a dispute, a partner, vendor or service provider terminates its relationship with us or otherwise limits the provision of their software, services or data to us, the availability or usage of our platform could be disrupted. If the partners, vendors and other service providers we rely upon cease to provide access to the software, services or data that we and our customers and consumers use, whether in connection with disputes or otherwise, do not provide access to such software and/or data on terms that we believe to be attractive or reasonable, or do not provide us with the most current version of such software, we may be required to seek comparable software and/or data from other sources, which may be more expensive or inferior, or may not be available at all, or may disrupt our services to our customers, any of which could adversely affect our business.

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

Our customers depend on the continuous availability of our platform. We currently host our platform and serve our customers primarily using Microsoft Azure (“Azure”). Consequently, we have in the past and may in the future be subject to service disruptions, as well as failures to provide adequate support, for reasons that are outside of our control, including:

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

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Sensitive Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing (including on our customers and end customers), malware (including ransomware attacks), malfeasance by insiders, human or technological error, or other techniques used to obtain unauthorized access, disable or degrade services or sabotage systems, and as a result of malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including AI—that circumvent security controls, evade detection and remove forensic evidence. Moreover, any integration of AI into our or any of our service providers’ operations, products or services may pose new or unknown cybersecurity risks and challenges, or may magnify the potential impact of existing risks. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or cybersecurity breaches or other incidents, or to avoid a material adverse impact to our IT Systems, Sensitive Information or business. In this fast-changing threat environment, our efforts may not be sufficient to identify all gaps, threats and vulnerabilities or prevent a cybersecurity breach or other incident. If we or our third-party service providers fail to respond appropriately to any identified gaps, threats or vulnerabilities, including by providing adequate funding and prioritizing strategic initiatives, or if we or our third-party service providers fail to adequately identify the gaps, threats or vulnerabilities, we face greater risk of a security incident. Notwithstanding our efforts, we and our third-party service providers have failed to and may in the future fail to detect cybersecurity breaches or other incidents, including breaches or incidents that may compromise our Confidential Information, and may face difficulties or delays in identifying any such breaches or incidents. Such breaches or incidents have resulted in and may in the future result in theft, loss, damage, or unavailability of, or unauthorized access to or use, disclosure, modification or other processing of, Sensitive Information, loss of access to data or systems or cause other business delays or disruptions.

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

Any unauthorized or inadvertent access to, or an actual or perceived cybersecurity breach or other incident impacting, our IT Systems or those of our third-party service providers, could result in an actual or perceived loss or unavailability of, unauthorized access to, or unauthorized use, disclosure, modification or other processing of, our Sensitive Information, regulatory investigations, enforcement actions and other proceedings, orders and other obligations, claims, demands and litigation, indemnity obligations, damages, penalties, fines and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations and other liabilities and our platform may be perceived as insecure and we may lose existing customers or fail to attract and retain new customers. We also could be required to divert substantial resources to prevent further cybersecurity breaches or other incidents. We have experienced cyber attacks and other incidents in the past and expect such attacks and incidents to continue in varying degrees in the future. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any such breach or other incident affecting us, our third-party service providers, customers or end customers, or the perception that one has occurred, could also materially damage our reputation and adversely harm our business, financial condition and results of operations, including reducing our revenue, causing us to issue credits to customers, negatively impacting our ability to accept and process customer payment information, eroding our customers’ trust in our services and solutions, subjecting us to costly notifications to customers and individuals and costly remediation measures, resulting in loss of, and harming our ability to retain customers, harming our brand or increasing our cost of acquiring new customers, or subject us to claims by third parties that we have breached our privacy-, data protection-, cybersecurity- or confidentiality-related obligations that could materially increase our costs, adversely impact how we operate our IT Systems and collect and use customer information and competitively disadvantage our business. In addition, many governments, including all fifty states in the United States, have enacted laws requiring companies to notify individuals of certain breaches involving Sensitive Information. These mandatory disclosures regarding such a breach are costly to implement and often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. The release of Sensitive Information may also lead to identity theft and related fraud, litigation, investigations, claims or other proceedings against us by affected individuals, customers and/or by regulators, or public statements against us by advocacy groups or others, and the outcome of such proceedings, which could include penalties or fines and could have a material and adverse effect on our business, financial condition and results of operations. In addition, we may incur large expenditures to investigate or remediate, to recover information, to repair or replace networks or IT Systems, to protect against similar future events or to comply with existing and future cybersecurity, data protection and privacy laws and regulations. In addition, the costs of maintaining adequate protection and insurance coverage against such threats, as they develop in the future (or as legal requirements related to cybersecurity increase) could be material.

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

The collection, processing, storage, use and disclosure of personal information are governed by a rapidly evolving framework of privacy, data protection, cybersecurity, data transfer or other laws or regulations worldwide that may limit the use and adoption of our services and adversely affect our business.

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”). We receive, store, process and use a large volume of Personal Information and other customer information from a wide range of sources, including customers, potential customers, vendors and employees. There are numerous federal, state, local and international laws, regulations, industry standards and other requirements regarding privacy, data protection, cybersecurity, marketing and telemarketing activities and the storing, sharing, use, processing, transfer, disclosure and protection of Personal Information and other information, the scope and application of which are constantly changing, subject to amendment and differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules or other actual or asserted obligations. We also post privacy policies, which we are legally obligated to comply with and are subject to contractual obligations to third parties related to privacy, data protection and cybersecurity. As a result, we are subject to federal, state, local and international laws regarding data protection, privacy, cybersecurity, and the storing, sharing, use, disclosure and protection of Personal Information. The regulatory framework for data protection, privacy and cybersecurity worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that new laws, regulations and other requirements, or existing actual or alleged requirements and obligations, may be adopted, interpreted or applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or obligations or our practices.

Regulation of data protection, privacy and cybersecurity in the United States is rapidly growing, particularly at the state level. Several states in which we operate or may in the future operate have begun enacting or modifying data privacy and security laws and regulations that may apply to our business. For example, the CCPA introduced new rights for California residents and obligations for covered businesses collecting, using, disclosing and processing Personal Information, including obligations to: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their Personal Information, (ii) receive and respond to requests from California residents to access, delete, and correct their Personal Information, or to opt out of certain disclosures of their Personal Information, and (iii) enter into specific contractual provisions with service providers that process Personal Information of California residents on the business’s behalf. The enactment of the CCPA has prompted a wave of similar legislative development, and general data privacy statutes that share similarities with the CCPA are now or will soon be in effect and enforceable in numerous states. These new laws, and others that will be effective in the coming years, could further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers. In addition, the development of numerous

U.S. state laws creates a patchwork of overlapping but different and potentially conflicting state law requirements, which could make compliance challenging. For example, in order to comply with the varying state laws around breaches involving information, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.

Additionally, certain of our products record or transcribe phone and other conversations on behalf of our customers for coaching and other quality assurance purposes, and we also may record phone calls with our customers. With respect to the use of Personal Information for direct marketing purposes–both via telephone calls and email and text-based messaging–laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act, the CAN-SPAM, and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act. In particular, the Telephone Consumer Protection Act, the Telemarketing Sales Rule as interpreted and implemented by the Federal Communications Commission (“FCC”), and U.S. courts (collectively, the “TCPA”), impose significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Additionally, the CAN-SPAM establishes specific requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content, and obligates, among other things, the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. While we strive to ensure that our marketing communications comply with the requirements set forth in the CAN-SPAM Act, any violations could result in the FTC seeking civil penalties against us. In addition, there is a risk if our customers or end customers use our platform in a manner that does not comply with applicable law or our policies. For additional information, see “—Risks Related to Data Privacy, Data Protection, Cybersecurity and Technology—Our customers’ and end customers’ violation of our policies or other misuse of our platform to transmit unauthorized, offensive or illegal messages, spam, phishing scams and website links to harmful applications, record calls without consent, or for other fraudulent or illegal activity could damage our reputation and brand, and we may face a risk of litigation and liability for illegal activities on our platform and unauthorized, inaccurate or fraudulent information distributed via our platform.” Our and our customers’ activities must comply with the above-mentioned laws.

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

These federal, state, local and international laws and regulations, which, as mentioned, in some cases can be enforced by private parties in addition to government entities, are increasingly restricting the collection, processing and use of Personal Information. We continue to monitor changes and laws and regulations, and compliance with current and future customer privacy, data protection and cybersecurity laws and regulations could result in higher compliance, technical or operating costs. Any failure or perceived failure by us to comply with these laws and regulations, our privacy policies, our obligations to customers or other third parties, or any of our other actual or asserted obligations relating to privacy, data protection or cybersecurity may result in governmental investigations or enforcement actions, litigation (including individual or class action lawsuits), claims or public statements against us by consumer advocacy groups or others, and could result in significant costs in investigating and defending such claims, monetary liability, fines, penalties, loss of customers, reputational harm and loss of goodwill, or cause our customers to lose trust in us, which could have an adverse effect on our reputation and brand and have a material and adverse effect on our business, financial condition and results of operations.

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

As a public company, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each Annual Report on Form 10-K we file with the SEC. This assessment includes disclosure of any material weaknesses identified by our management in internal control over financial reporting. Further, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K filed by us with the SEC. We have previously identified material weaknesses in our internal control over financial reporting. As of January 31, 2024, we completed our remediation efforts, including the testing of the operating effectiveness of the controls, and we concluded that the material weaknesses have been remediated. As of January 31, 2026, we concluded our internal control over financial reporting was effective. However, we recognize that maintaining effective internal control over financial reporting will continue to require significant attention from management and expense, and we cannot guarantee that we will not identify material weaknesses in the future.

If material weaknesses are identified in our internal control over financial reporting, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our Class A common stock. A material weakness in our internal control over financial reporting could also result in an increased probability of fraud, litigation from our shareholders, reduction in our ability to obtain financing, and require additional expenditures to remediate. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

We may be unable to generate sufficient cash flow to satisfy future debt service obligations, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

As of April 30, 2026, we did not have any outstanding indebtedness. However, we may incur indebtedness in the future, including under our Amended Credit Agreement. Our ability to make payments on or to refinance future debt obligations, including under our Amended Credit Agreement, depends on our financial condition and results of operations, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal or interest on any future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay strategic acquisitions and partnerships, capital expenditures and payments on account of other obligations, seek additional capital, restructure or refinance our indebtedness or sell assets. These alternative measures may not be successful and may not permit us to meet future debt service obligations. Our ability to restructure or refinance future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of debt could be at higher interest rates and could require us to comply with more onerous covenants, which could further restrict our business operations. In addition, we cannot assure you that we will be able to refinance any future indebtedness on commercially reasonable terms, or at all.

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

As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of Nasdaq. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. Compliance with these rules and regulations has and is expected to continue to increase our legal and financial compliance costs, and increase demand on our systems, particularly since, as of January 31, 2026, we are no longer an Emerging Growth Company and are now a large accelerated filer. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Quarterly Report and in filings required of a public company, our business, financial condition and results of operations are more visible, which may result in threatened or actual litigation, including by competitors.

We expect that compliance with the requirements of being a large accelerated filer will increase our legal, accounting and financial compliance costs and costs associated with investor relations activities, and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no votes per share, except as otherwise required by law. Our Co-Founders and their respective affiliates together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of April 30, 2026, the shares held by our Co-Founders (including shares over which they have voting or administrative control) represented approximately 61% of the voting power of our outstanding capital stock, which voting power may increase over time as our Co-Founders exercise or vest in equity awards over time. If all such equity awards held by our Co-Founders (including the shares of our Class B common stock subject to performance-based RSUs that were granted to our Co-Founders in October 2024 and that vest upon the satisfaction of a service condition and achievement of certain stock price hurdles) had been exercised or vested and settled in shares of our Class B common stock as of April 30, 2026, the shares held by our Co-Founders (including shares over which they have voting or administrative control) represented approximately 73% of the voting power of our outstanding capital stock. As a result, our Co-Founders, along with our other principal stockholders, will be able to significantly influence or control any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Our Co-Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control or significant influence may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in our Co- Founders undertaking, or causing us to undertake, actions that would be desirable for our Co-Founders but would not be desirable for our other stockholders.

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

We have no shares of our Class C common stock, which entitle the holder to no votes per share (except as otherwise required by law), issued and outstanding, and we have no current plans to issue shares of Class C common stock. These shares are available to be used in the future for various uses including to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time, the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in our Co-Founders holding less than a majority of our total outstanding voting power. Once our Co-Founders own less than a majority of our total outstanding voting power, our Co- Founders will no longer have the unilateral ability to elect all of our directors and to significantly influence or control the outcome of any matter submitted for a vote of our stockholders. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which will prolong the voting power of our Co-Founders. As a result, the issuance of shares of Class C common stock could prolong the duration of our Co-Founders’ control of our voting power and their ability to elect all of our directors and to significantly influence or control the outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to our Co-Founders and, in that event, they would be able to sell such shares of Class C common stock and achieve liquidity in their holdings without diminishing their voting power. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by Nasdaq listing standards. For additional information about our multi-class structure, refer to the “Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934,” filed as Exhibit 4.1 hereto.

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

The trading price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market, particularly sales by our directors, officers, and principal stockholders, and the perception that these sales could occur may also depress the trading price of our Class A common stock. As of April 30, 2026, we had 82,736,967 shares of our Class A common stock, 12,651,154 shares of our Class B common stock and no shares of our Class C common stock outstanding. While shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act, we are unable to predict the timing of or the effect that such sales may have on the prevailing trading price of our Class A common stock.

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

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants.

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

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. This exclusive forum provision will not apply to any causes of action arising under the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which may harm our business, financial condition and results of operations.

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

None.

(c) Insider Trading Arrangements and Policies.

During the quarter ended April 30, 2026, no director or “officer” of the Company (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

ServiceTitan, Inc.

Date: June 5, 2026	By:	/s/ Dave Sherry
Dave Sherry
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)