Form 10-K/A
period 2026-01-31
ServiceTitan, Inc.
filed 2026-09-08
CIK 1638826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

ServiceTitan, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended January 31, 2026, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2026 (the “Annual Report”), solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2 herewith, to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation S-K.

In accordance with interpretation 246.13 in the Regulation S-K section of the SEC’s “Corporation Finance Interpretations,” this Amendment contains only the cover page, explanatory note, signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to this Amendment. Because no financial statements are included with this Amendment, paragraph 3 of each of the certifications has been omitted.

Except as described above, no attempt has been made in this Amendment to modify or update the other disclosures or exhibits presented in the Annual Report. Except for Exhibits 31.1 and 31.2 filed herewith, this Amendment does not reflect events occurring after the filing of the Annual Report or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Annual Report and the Company’s other filings with the SEC.

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits. The following exhibits are filed as a part of this Amendment.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ServiceTitan, Inc.

Date: September 8, 2026	By:	/s/ Dave Sherry
Dave Sherry
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)