Form 10-Q/A
period 2026-04-30
ServiceTitan, Inc.
filed 2026-09-08
CIK 1638826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

ServiceTitan, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended April 30, 2026, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 5, 2026 (the “Quarterly Report”), solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2 herewith, to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation S-K.

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

Except as described above, no attempt has been made in this Amendment to modify or update the other disclosures or exhibits presented in the Quarterly Report. Except for Exhibits 31.1 and 31.2 filed herewith, this Amendment does not reflect events occurring after the filing of the Quarterly Report or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Quarterly Report and the Company’s other filings with the SEC.

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