Form 10-Q
period 2026-07-31
ServiceTitan, Inc.
filed 2026-09-08
CIK 1638826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

As of August 31, 2026, the registrant had 84,082,058 shares of Class A Common Stock, par value $0.001 per share, 12,385,845 shares of Class B Common Stock, par value $0.001 per share, and no shares of Class C Common Stock, par value $0.001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended July 31, 2026 (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements established by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, and generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential” “predict,” “project,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, revenue recognition, and our ability to achieve and maintain future profitability;
•
the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;
•
the demand for our platform or for similar solutions in general;
•
our ability to attract and retain customers;
•
our ability to develop new products and bring them to market in a timely manner, and make enhancements to our platform;
•
our ability to incorporate artificial intelligence (“AI”) and machine learning solutions into our platform and operations, and our expectations regarding the development, adoption, and performance of such AI-powered solutions, including Max;
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
•
industry trends, in particular the rate of adoption of trades-specific and end-to-end AI-powered technologies and digitization of the trades;
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
•
the increased expenses associated with being a public company; and
•
our ability to maintain effective disclosure controls and procedures and internal control over financial reporting.

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
•
We have incorporated and are incorporating traditional AI, machine learning and generative AI (“GenAI”) into our platform. This technology is new and developing and may present operational and reputational risks or result in liability or harm to our reputation, business, results of operations or customers.
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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ServiceTitan, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	As of
	July 31,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$479,538	$428,769
Restricted cash	—	166
Accounts receivable, net of allowance of $11,151 and $11,963 as of July 31, 2026 and January 31, 2026, respectively	69,883	55,974
Deferred contract costs, current	15,241	14,964
Contract assets	68,267	57,777
Prepaid expenses	30,207	25,894
Other current assets	7,242	7,314
Total current assets	670,378	590,858
Restricted cash, noncurrent	416	417
Deferred contract costs, noncurrent	13,092	14,748
Property and equipment, net	35,835	38,902
Operating lease right-of-use assets	19,409	18,627
Internal-use software, net	40,823	39,246
Intangible assets, net	157,036	176,743
Goodwill	860,250	860,250
Other assets	6,937	5,266
Total assets	$1,804,176	$1,745,057
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued expenses	$56,110	$52,262
Accrued personnel-related expenses	52,300	83,095
Deferred revenue, current	17,407	18,676
Operating lease liabilities, current	12,056	14,052
Other current liabilities	9,614	1,367
Total current liabilities	147,487	169,452
Operating lease liabilities, noncurrent	35,708	37,322
Other noncurrent liabilities	15,285	13,049
Total liabilities	198,480	219,823
Commitments and contingencies (Note 9)
Stockholders' Equity
Preferred stock, par value $0.001, 100,000,000 shares authorized as of July 31, 2026 and January 31, 2026. No shares issued and outstanding as of July 31, 2026 and January 31, 2026	—	—
Class A common stock, par value $0.001, 1,000,000,000 shares authorized as of July 31, 2026 and January 31, 2026. 83,857,202 shares and 81,956,537 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	83	82
Class B common stock, par value $0.001, 100,000,000 shares authorized as of July 31, 2026 and January 31, 2026. 12,605,018 shares and 12,644,614 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	13	13
Class C common stock, par value $0.001, 100,000,000 shares authorized as of July 31, 2026 and January 31, 2026. No shares issued and outstanding as of July 31, 2026 and January 31, 2026	—	—
Additional paid-in capital	2,918,922	2,790,722
Accumulated deficit	(1,313,322)	(1,265,583)
Total stockholders' equity	1,605,696	1,525,234
Total liabilities and stockholders' equity	$1,804,176	$1,745,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue:
Platform	$284,496	$232,726	$545,060	$440,708
Professional services and other	8,260	9,397	16,520	17,107
Total revenue	292,756	242,123	561,580	457,815
Cost of revenue:
Platform	60,521	51,991	116,030	102,028
Professional services and other	23,166	18,783	42,690	36,042
Total cost of revenue	83,687	70,774	158,720	138,070
Gross profit	209,069	171,349	402,860	319,745
Operating expenses:
Sales and marketing	76,973	69,544	150,045	138,767
Research and development	100,630	73,065	188,654	142,205
General and administrative	59,018	63,512	117,475	123,081
Total operating expenses	236,621	206,121	456,174	404,053
Loss from operations	(27,552)	(34,772)	(53,314)	(84,308)
Other income (expense), net
Interest expense	(188)	(2,057)	(371)	(4,092)
Interest income	3,924	4,783	7,651	9,723
Other income, net	283	185	634	686
Total other income, net	4,019	2,911	7,914	6,317
Loss before income taxes	(23,533)	(31,861)	(45,400)	(77,991)
Provision for income taxes	1,388	364	2,339	598
Net loss	(24,921)	(32,225)	(47,739)	(78,589)
Net loss per share, basic and diluted	$(0.26)	$(0.35)	$(0.50)	$(0.86)
Weighted-average shares used in computing net loss per share, basic and diluted	95,863,240	91,687,907	95,440,743	91,041,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended July 31, 2026
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of April 30, 2026	82,736,967	$83	12,651,154	$13	$2,848,881	$(1,288,401)	1,560,576
Conversion of Class B to Class A common stock	51,947	—	(51,947)	—	—	—	—
Exercise of stock options	515,041	—	—	—	7,552	—	7,552
Settlement of restricted stock units	553,247	—	5,811	—	—	—	—
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	114	—	114
Stock-based compensation	—	—	—	—	62,375	—	62,375
Net loss	—	—	—	—	—	(24,921)	(24,921)
Balance as of July 31, 2026	83,857,202	$83	12,605,018	$13	$2,918,922	$(1,313,322)	$1,605,696

	Three Months Ended July 31, 2025
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of April 30, 2025	77,236,670	$78	13,404,097	$13	$2,605,932	$(1,152,094)	1,453,929
Conversion of Class B to Class A common stock	85,340	—	(85,340)	—	—	—	—
Exercise of stock options	1,290,216	—	—	—	17,253	—	17,253
Settlement of restricted stock units	852,854	2	46,792	—	—	—	2
Stock-based compensation	—	—	—	—	50,455	—	50,455
Net loss	—	—	—	—	—	(32,225)	(32,225)
Balance as of July 31, 2025	79,465,080	$80	13,365,549	$13	$2,673,640	$(1,184,319)	$1,489,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended July 31, 2026
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 31, 2026	81,956,537	$82	12,644,614	$13	$2,790,722	$(1,265,583)	1,525,234
Conversion of Class B to Class A common stock	51,947	—	(51,947)	—	—	—	—
Exercise of stock options	683,241	—	—	—	9,727	—	9,727
Settlement of restricted stock units	1,165,477	1	12,351	—	—	—	1
Reclassification from liabilities upon vesting of early exercised stock options		—	—	—	228	—	228
Stock-based compensation	—	—	—	—	118,245	—	118,245
Net loss	—	—	—	—	—	(47,739)	(47,739)
Balance as of July 31, 2026	83,857,202	$83	12,605,018	$13	$2,918,922	$(1,313,322)	$1,605,696

	Six Months Ended July 31, 2025
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 31, 2025	76,644,240	$77	13,404,097	$13	$2,560,224	$(1,105,730)	1,454,584
Initial public offering costs incurred	—	—	—	—	(150)	—	(150)
Conversion of Class B to Class A common stock	85,340	—	(85,340)	—	—	—	—
Shares cancelled related to previously issued RSAs	(280)	—	—	—	—	—	—
Exercise of stock options	1,397,504	—	—	—	18,434	—	18,434
Settlement of restricted stock units	1,338,288	3	46,792	—	—	—	3
Shares repurchased for tax withholding on settlement of restricted stock units	(12)	—	—	—	—	—	—
Reclassification from liabilities upon vesting of early exercised stock options	—	—	—	—	30	—	30
Stock-based compensation	—	—	—	—	95,102	—	95,102
Net loss	—	—	—	—	—	(78,589)	(78,589)
Balance as of July 31, 2025	79,465,080	$80	13,365,549	$13	$2,673,640	$(1,184,319)	$1,489,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ServiceTitan, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2026	2025
Cash flows provided by operating activities
Net loss	$(47,739)	$(78,589)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	39,448	39,990
Amortization of deferred contract costs	8,157	6,940
Non-cash operating lease expense	3,077	2,758
Stock-based compensation expense	115,149	93,056
Loss on impairment and disposal of assets	13	8,260
Deferred income taxes	1,952	1,325
Amortization of debt issuance costs	—	248
Provision for credit losses	3,160	5,267
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	(17,069)	(12,692)
Prepaid expenses and other current assets	(4,244)	(8,546)
Deferred contract costs	(6,778)	(10,164)
Contract assets	(10,490)	(3,526)
Other assets	(2,304)	685
Accounts payable and other accrued expenses	3,843	2,933
Accrued personnel-related expenses	(29,344)	(21,673)
Operating lease liabilities	(7,469)	(6,166)
Other liabilities	8,331	5,190
Deferred revenue	(1,269)	474
Net cash provided by operating activities	56,424	25,770
Cash flows used in investing activities
Capitalized internal-use software	(11,424)	(11,402)
Purchase of property and equipment	(1,704)	(2,402)
Deposits for property and equipment	(2,421)	—
Net cash used in investing activities	(15,549)	(13,804)
Cash flows provided by financing activities
Proceeds from exercise of stock options	9,727	18,436
Payment of debt arrangements	—	(537)
Payment of deferred initial public offering costs	—	(599)
Net cash provided by financing activities	9,727	17,300
Net change in cash, cash equivalents, and restricted cash	50,602	29,266
Cash, cash equivalents, and restricted cash
Beginning of period	429,352	442,846
End of period	$479,954	$472,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended July 31,
	2026	2025
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$—	$3,779
Cash paid for amounts included in the measurement of lease liabilities	$8,236	$6,782
Cash paid for income taxes	$962	$360
Non-cash investing and financing activities:
Capitalized internal-use software additions included in accrued expenses	$1,447	$1,602
Stock-based compensation capitalized in internal-use software	$3,096	$2,046
Property and equipment purchases included in accounts payable and accrued expenses	$40	$75
Reclassification from liabilities to additional paid-in capital upon vesting of early exercised stock options	$228	$30
Right-of-use assets obtained in exchange for lease obligation	$3,859	$—
Impact of lease modification	$—	$486
Reclassification of deposits to property and equipment	$1,297	$—
Reconciliation of cash, cash equivalents, and restricted cash within consolidated balance sheets:
Cash and cash equivalents	$479,538	$471,485
Restricted cash	$416	$627
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$479,954	$472,112

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

There have been no significant changes in accounting policies during the three and six months ended July 31, 2026 from those disclosed in the annual consolidated financial statements for the year ended January 31, 2026 and the related notes.

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

For the three and six months ended July 31, 2026 and 2025 the Company had no material other comprehensive income (loss) items. Accordingly, a separate statement of comprehensive loss has not been presented in these unaudited condensed consolidated financial statements.

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

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Concentrations of Risk

As of July 31, 2026 and January 31, 2026, receivables from a third-party processor used for customer payment and financing accounted for 20% and 18% of accounts receivable, respectively. Fees from a third-party processor represented approximately 13% and 14% of total revenue for the three months ended July 31, 2026 and 2025, respectively, and 12% and 14% for the six months ended July 31, 2026 and 2025, respectively.

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

The CODM manages the segment performance and resource allocation based on consolidated net income (loss) and total consolidated assets as reported in the consolidated statements of operations and balance sheets. Significant segment expenses regularly provided to the CODM include cost of revenue, sales and marketing, research and development, and general and administrative expenses, other income (expense), net, and provision for income taxes as reported on the consolidated statements of operations. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements. The CODM reviews actual results of operations compared to forecasts when assessing performance and making decisions about allocating resources.

The majority of the Company’s long-lived assets, consisting of property and equipment and right-of-use (“ROU”) assets, were concentrated in the United States as of July 31, 2026 and January 31, 2026. Long-lived assets outside the United States were not material as of July 31, 2026.

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

3.
Revenue Recognition

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancellable contracts greater than one year that will be recognized as revenue in future periods. In nearly all cases, the Company’s subscription agreements (monthly, annual, or multi-year) renew automatically unless cancelled in advance, and all auto-renewing contracts renew for one-year terms rather than multi-year commitments. As of July 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $527.4 million, of which the Company expects to recognize approximately 50% as revenue in the next 12 months and substantially all of the remainder by July 31, 2029.

Remaining performance obligations exclude upsell products, including usage-based fees, and payment and financing solution fees for which the Company applies the “right to invoice” practical expedient.

Disaggregated Revenue and Revenue by Geography

Disaggregated revenue was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Subscription	$212,373	$174,753	$414,411	$337,470
Usage	72,123	57,973	130,649	103,238
Platform revenue	284,496	232,726	545,060	440,708
Professional services and other	8,260	9,397	16,520	17,107
Total revenue	$292,756	$242,123	$561,580	$457,815

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Substantially all of the Company’s revenue is concentrated in the United States. Revenue from customers outside of the United States, based on the billing address of the customer, comprised less than 5% of total revenue for each of the three and six months ended July 31, 2026 and 2025.

Deferred Revenue

The Company recognized revenue of $16.9 million and $14.5 million for the three months ended July 31, 2026 and 2025, respectively, which was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $17.1 million and $15.5 million for the six months ended July 31, 2026 and 2025, respectively, which was included in deferred revenue balances at the beginning of the respective periods. Substantially all of the $17.4 million of deferred revenue as of July 31, 2026 is expected to be fully recognized in the next 12 months.

Deferred Contract Costs

During the three months ended July 31, 2026 and 2025, the Company capitalized $3.0 million and $4.4 million of deferred contract costs, respectively. During the six months ended July 31, 2026 and 2025, the Company capitalized $6.8 million and $10.2 million of deferred contract costs, respectively. Amortization expense for the deferred contract costs included in sales and marketing expense in the unaudited condensed consolidated statements of operations was $4.0 million and $3.6 million for the three months ended July 31, 2026 and 2025, respectively, and $8.2 million and $6.9 million for the six months ended July 31, 2026 and 2025, respectively.

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

	Six Months Ended July 31,
	2026	2025
Beginning balance	$11,963	$4,698
Additions	2,431	5,194
Write-offs	(3,243)	(1,024)
Ending balance	$11,151	$8,868

4.
Fair Value Measurements

Fair Value Measurements

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in thousands):

	As of July 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$364,555	$—	$—	$364,555
Total in cash and cash equivalents	$364,555	$—	$—	$364,555

	As of January 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$411,590	$—	$—	$411,590
Total in cash and cash equivalents	$411,590	$—	$—	$411,590

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The money market funds are considered Level 1 as fair value is based on market prices for identical assets.

As of July 31, 2026 and January 31, 2026 the fair value of the Company’s financial instruments included in current assets and current liabilities (including restricted cash, accounts receivable, accounts payable, and accrued expenses) approximated carrying value due to the short-term nature of such items.

There were no changes to the Company’s valuation techniques used to measure the fair value of assets and liabilities on a recurring basis during the six months ended July 31, 2026. There were no transfers of assets from Level 2 to Level 3 during the six months ended July 31, 2026 and 2025.

Certain assets, including goodwill, intangible assets and other long-lived assets are also subject to measurement at fair value on a nonrecurring basis using Level 3 measurements, but only when they are deemed to be impaired as a result of an impairment review. There was no impairment of long-lived assets during the three and six months ended July 31, 2026 and the three months ended July 31, 2025. For the six months ended July 31, 2025, the Company recorded an impairment of long-lived assets of $8.0 million to reduce the carrying value to estimated fair value (see Note 5).

5.
Balance Sheet Components

Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	As of
	July 31, 2026	January 31, 2026
Prepaid software and subscriptions	$19,435	$16,757
Prepaid insurance	2,095	1,057
Prepaid cloud hosting costs	3,459	3,198
Other	5,218	4,882
Total prepaid expenses	$30,207	$25,894

Internal-use Software

Internal-use software development costs were as follows (in thousands):

	As of
	July 31, 2026	January 31, 2026
Internal-use software development costs, gross	$118,329	$105,260
Less: Accumulated amortization	(77,506)	(66,014)
Internal-use software development costs, net	$40,823	$39,246

Capitalized software development costs were $6.9 million and $6.5 million for the three months ended July 31, 2026 and 2025, respectively, and $13.1 million and $12.3 million for the six months ended July 31, 2026 and 2025, respectively. Amortization expense for software development costs was $5.9 million and $5.1 million for the three months ended July 31, 2026 and 2025, respectively, and $11.5 million and $10.1 million for the six months ended July 31, 2026 and 2025, respectively. Amortization had not started on $2.6 million and $2.4 million of capitalized internal-use software development costs that were not yet ready for their intended use as of July 31, 2026 and January 31, 2026, respectively.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of July 31, 2026, expected future amortization expense related to capitalized internal-use software development costs was as follows (in thousands):

Fiscal
2027 (remainder)	$11,614
2028	18,422
2029	9,237
2030	1,546
2031	4
Total	$40,823

Property and Equipment, net

Property and equipment consisted of the following (in thousands, except years):

	As of
	July 31,	January 31,	Estimated Useful Lives
	2026	2026	in Years
Computer equipment	$19,403	$17,026	3
Office equipment	7,134	7,128	3
Furniture and fixtures	11,648	11,630	5
Leasehold improvements	55,308	55,043	3 to 7
Construction in progress	534	—
Property and equipment, gross	94,027	90,827
Less: Accumulated depreciation	(58,192)	(51,925)
Total property and equipment, net	$35,835	$38,902

Depreciation expense was $3.2 million and $3.7 million for the three months ended July 31, 2026 and 2025, respectively, and $6.4 million and $7.3 million for the six months ended July 31, 2026 and 2025, respectively.

There was no impairment of long-lived assets during the three months ended July 31, 2026 and 2025, or during the six months ended July 31, 2026. In the six months ended July 31, 2025, the Company recorded impairment charges related to the ceased use of certain office space and determined to sublease such space for the remainder of the lease term, which resulted in the Company reassessing its asset groupings. The Company determined the office space asset groups, comprised primarily of an ROU asset, the related leasehold improvements and other property and equipment, were impaired and recorded an aggregate impairment loss of $8.0 million, to reduce the carrying value of the asset groups to their estimated fair value. The impairments resulted in a reduction of the ROU asset by $1.9 million, and leasehold improvements, furniture and fixtures and office equipment by $6.1 million.

The impairments were recorded in the unaudited condensed consolidated statement of operations as follows (in thousands):

Six Months Ended July 31,
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

Substantially all of the Company’s property and equipment, net, were concentrated in the United States as of July 31, 2026 and January 31, 2026.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consisted of the following (in thousands):

	As of
	July 31, 2026	January 31, 2026
Trade payables	$18,445	$10,046
Non-income tax liabilities	12,798	14,663
Cloud hosting costs	7,862	9,868
Accrued employee benefits	3,654	4,274
Income taxes payable	468	652
Other	12,883	12,759
Total accounts payable and other accrued expenses	$56,110	$52,262

Accrued Personnel-Related Expenses

Accrued personnel-related expenses consisted of the following (in thousands):

	As of
	July 31, 2026	January 31, 2026
Payroll expenses	$15,469	$14,001
Accrued bonus	29,453	61,081
Commissions	7,378	8,013
Total accrued personnel-related expenses	$52,300	$83,095

6.
Business Combinations

Conduit Tech

In October 2025, the Company acquired 100% of the outstanding equity of Conduit Tech, Inc. (“Conduit”) for a total purchase consideration of $19.8 million, net of cash acquired of $6.3 million. The acquisition of Conduit has allowed the Company to integrate Conduit’s HVAC design and sales proposal platform and enablement tools within its suite of solutions. In connection with the acquisition, the Company granted equity awards to certain acquired employees and founders. These awards vest based solely on future service. The Company recognizes the related stock-based compensation expense over the requisite service periods.

The following table summarizes the purchase price allocation at the acquisition date, as well as the estimated useful lives of the acquired intangible assets (in thousands, except years):

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

Pro forma financial information for the three and six months ended July 31, 2025, and revenue and losses for the period post-acquisition are not presented because such amounts are not material to the unaudited condensed consolidated financial statements.

The Company incurred transaction costs of $1.1 million related to the acquisition of Conduit during fiscal 2026.

7.
Intangible Assets and Goodwill

Intangible Assets

The net book values of intangible assets were as follows (in thousands, except years):

	As of July 31, 2026
	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)
Customer relationships	$208,733	$(102,948)	$105,785	6.5
Developed technology	162,401	(111,182)	51,219	2.6
Trade names	6,753	(6,721)	32	0.7
Total	$377,887	$(220,851)	$157,036

	As of January 31, 2026
	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (years)
Customer relationships	$208,733	$(93,910)	$114,823	7.0
Developed technology	162,401	(100,649)	61,752	3.1
Trade names	6,753	(6,585)	168	0.7
Total	$377,887	$(201,144)	$176,743

Amortization expense for intangible assets was as follows for the three and six months ended July 31, 2026 and 2025 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Platform cost of revenue	$4,933	$5,533	$9,866	$11,066
Professional services and other cost of revenue	334	334	668	668
Sales and marketing	4,586	5,515	9,173	11,030
Total	$9,853	$11,382	$19,707	$22,764

As of July 31, 2026, estimated future amortization expense related to the intangible assets is as follows (in thousands):

Fiscal
2027 (remainder)	$19,209
2028	37,610
2029	35,101
2030	18,605
2031	15,870
Thereafter	30,641
Total	$157,036

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Goodwill

Goodwill was $860.3 million as of January 31, 2026 and remained unchanged as of July 31, 2026.

There was no impairment of goodwill during the six months ended July 31, 2026 and 2025.

8.
Debt Arrangements

Credit Agreement

In January 2023, the Company entered into a secured credit agreement (the “Original Credit Agreement”) with Wells Fargo Bank N.A., as administrative agent and collateral agent, and certain lenders. In September 2024, the Company amended the Original Credit Agreement (the “First Amendment”) to, among other things, convert its existing term loan to a new term loan balance and a revolving credit facility. On January 30, 2026, the Company entered into a second amendment (the “Second Amendment”) to the Original Credit Agreement (as amended by the First Amendment and the Second Amendment, the “Amended Credit Agreement”) that increased the total borrowing capacity of the revolving credit facility made available under the Amended Credit Agreement from $140.0 million to $250.0 million (the “Amended Revolver”) and extended the term of the Amended Credit Agreement through January 30, 2031.

In addition, the Second Amendment (i) modified pricing and unused commitment fees payable under the Amended Credit Agreement to be based on total net leverage rather than recurring revenue, (ii) replaced the recurring revenue and liquidity financial covenants in the Original Credit Agreement with a total net leverage financial covenant, and (iii) modified certain customary negative covenants from the Original Credit Agreement, including liens, indebtedness, investments, dispositions, restricted payments and restricted debt payments, to provide us with more flexibility thereunder. Prior to entering into the Second Amendment, the Company voluntarily repaid, in full, the approximately $107.0 million term loan that was outstanding under the Original Credit Agreement. As of July 31, 2026, no loans were outstanding under the Amended Credit Agreement. The Amended Revolver will incur a 0.20% annual fee for undrawn amounts. If the Company borrows under the Amended Credit Agreement in the future, outstanding amounts will bear interest at a floating rate at the Company’s option of either (i) a term Secured Overnight Financing Rate (“SOFR”) based rate for a specified interest period plus an applicable margin, which ranges from 1.5% to 2.0% per annum based on the Company’s total net leverage ratio, or (ii) a base rate plus an applicable margin, which ranges from 0.5% to 1.0% per annum based on the Company’s total net leverage ratio. The Company also wrote off $1.5 million in unamortized debt discounts and issuance costs to loss on extinguishment of debt related to the termination of the term loan.

The Company was in compliance with all covenants as of July 31, 2026.

The Company had unsecured letters of credit issued in the face amount of $0.4 million and $0.6 million outstanding as of July 31, 2026 and January 31, 2026, respectively.

9.
Commitments and Contingencies

Noncancellable Commitments

The Company’s long-term noncancellable agreements relate primarily to its cloud hosting arrangements and software subscriptions.

Estimated future minimum payments under the Company’s non-cancelable purchase commitments were $71.2 million and $97.8 million, as of July 31, 2026 and January 31, 2026, respectively. There were no material changes to the Company’s noncancellable commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026.

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

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of July 31, 2026, the Company was not subject to any currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

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

10.
Equity Incentive Plans

The Company has granted stock-based awards under the ServiceTitan, Inc. 2015 Stock Plan (the “2015 Stock Plan”) and the ServiceTitan, Inc. 2024 Incentive Award Plan (the “2024 Incentive Award Plan”). The Company stopped granting new stock-based awards under the 2015 Stock Plan on the date of its IPO. Pursuant to the terms of the 2024 Incentive Award Plan, additional shares of Class A common stock may “roll over” to the 2024 Incentive Award Plan in the event of the termination or lapse of stock options outstanding pursuant to the 2015 Stock Plan. As of July 31, 2026, there were 11,818,186 and 23,953,053 shares of common stock authorized and reserved for issuance under the 2015 Stock Plan and 2024 Incentive Award Plan, respectively.

As of July 31, 2026, there were 17,496,319 shares of common stock available for future issuance under the 2024 Incentive Award Plan.

Additionally, the Company adopted the ServiceTitan, Inc. 2024 Employee Stock Purchase Plan in fiscal 2025 (the “2024 ESPP”) that would allow eligible employees to purchase shares of the Company’s Class A common stock at periodic intervals using accumulated payroll deductions. As of July 31, 2026, there were 4,367,264 shares authorized under the 2024 ESPP. As of July 31, 2026, the first offering period under the 2024 ESPP had not commenced.

In connection with the Conduit acquisition, the Company assumed the Conduit Tech, Inc. 2022 Stock Plan (the “Conduit Plan”) and each restricted stock unit (“RSU”) outstanding under the Conduit Plan that was held by an employee of Conduit immediately following the acquisition of Conduit (each, a “Conduit RSU”). Each Conduit RSU was converted into an RSU of the Company to acquire shares of the Company’s Class A common stock on the same terms and conditions as the Conduit RSUs, including with respect to the time-based vesting conditions. As of July 31, 2026, there were 13,172 shares of Class A common stock issuable pursuant to the Conduit RSUs under the Conduit Plan. The Company recognized $0.9 million and $1.8 million of stock-based compensation expense in the three and six months ended July 31, 2026, respectively, relating to the Conduit RSUs, and unrecognized stock-based compensation expense was $0.9 million as of July 31, 2026.

In addition, there were 52,054 shares of restricted Class A common stock (restricted stock awards or “RSAs”) constituting revested Conduit founders’ consideration that will be released from a risk of forfeiture over a three-year period, with one-third of the shares released on the first anniversary of the closing of the Company’s acquisition of Conduit, and the remaining shares released in equal amounts every quarter thereafter for the remaining two years. The Company recognized stock-based compensation expense

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

of $0.5 million and $0.9 million in the three and six months ended July 31, 2026, respectively, relating to these shares, and unrecognized stock-based compensation expense was $3.8 million as of July 31, 2026.

Stock-based Compensation

The stock-based compensation expense by line item in the unaudited condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended July 31,
	2026			2025
	Option and RSU Grants	Co-Founder RSUs	Total	Option and RSU Grants	Co-Founder RSUs	Total
Platform cost of revenue	$1,639	$—	$1,639	$1,309	$—	$1,309
Professional services and other cost of revenue	2,306	—	2,306	1,199	—	1,199
Sales and marketing	7,729	—	7,729	6,696	—	6,696
Research and development	23,847	—	23,847	11,770	—	11,770
General and administrative	11,539	13,515	25,054	14,815	13,518	28,333
Total stock-based compensation expense	$47,060	$13,515	$60,575	$35,789	$13,518	$49,307

	Six Months Ended July 31,
	2026			2025
	Option and RSU Grants	Co-Founder RSUs	Total	Option and RSU Grants	Co-Founder RSUs	Total
Platform cost of revenue	$3,259	$—	$3,259	$2,533	$—	$2,533
Professional services and other cost of revenue	3,779	—	3,779	2,417	—	2,417
Sales and marketing	14,005	—	14,005	11,848	—	11,848
Research and development	43,220	—	43,220	22,780	—	22,780
General and administrative	24,297	26,589	50,886	26,889	26,589	53,478
Total stock-based compensation expense	$88,560	$26,589	$115,149	$66,467	$26,589	$93,056

Stock Options with Service-Only Conditions

Activity for stock options that contain service-only vesting conditions was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Options	Price	(years)
Outstanding as of January 31, 2026	3,764,038	$15.29	4.49
Granted	—	$—
Exercised	(486,296)	$14.27
Cancelled/Forfeited	(12,945)	$34.08
Outstanding as of July 31, 2026	3,264,797	$15.37	4.00
Exercisable as of July 31, 2026	3,264,797	$15.37	4.00

There is no remaining unrecognized compensation cost related to stock options with service-only vesting conditions as of July 31, 2026.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Options with Performance Conditions

Stock option activity for awards with performance conditions consisted of the following:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Options	Price	(years)
Outstanding as of January 31, 2026	687,797	$13.53	4.97
Granted	—	$—
Exercised	(196,945)	$14.32
Cancelled/Forfeited	(15,877)	$14.32
Outstanding as of July 31, 2026	474,975	$13.17	4.43
Exercisable as of July 31, 2026	231,222	$13.39	4.46

As of July 31, 2026, the Co-Founders held options to purchase 340,676 shares of Class B common stock that vest upon the satisfaction of both a service and performance condition. The performance condition was satisfied upon the effectiveness of the IPO in fiscal 2025 and the service condition will be satisfied over a four-year period commencing on the IPO date with 25% having vested one year from the date of the IPO and the remainder vesting monthly thereafter. The awards expire ten years from issuance. Stock-based compensation expense for these stock options was not material in the three and six months ended July 31, 2026, respectively, and unrecognized stock-based compensation expense for these stock options was less than $0.2 million as of July 31, 2026.

As of July 31, 2026, the Company had stock options outstanding to purchase 55,167 shares of Class A common stock that vest upon the satisfaction of both a service and performance condition. The performance condition was satisfied upon the effectiveness of the IPO in fiscal 2025 and the service condition will be satisfied over a one-year period commencing one year from the date of the IPO. The awards expire ten years from issuance. The Company recognized a credit of $0.6 million and $0.4 million in stock-based compensation expense for these stock options in the three and six months ended July 31, 2026, respectively, and unrecognized stock-based compensation expense for these stock options was less than $0.1 million as of July 31, 2026. The credit in stock-based compensation expense for the three and six months ended July 31, 2026 resulted primarily from award forfeitures related to an employee that terminated during the period.

RSUs with Service-Only Conditions

RSUs subject to service-only vesting condition requirements consisted of the following:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 31, 2026	4,766,271	$93.98
Granted	4,486,963	$67.04
Released	(950,967)	$85.46
Forfeited	(632,438)	$89.61
Unvested as of July 31, 2026	7,669,829	$79.63

Total unrecognized stock-based compensation expense related to RSUs with service-only conditions as of July 31, 2026 was $572.8 million, which is expected to be recognized over a remaining weighted average period of approximately 3.32 years.

ServiceTitan, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

RSUs with Performance or Market Conditions

RSU activity for awards with performance or market vesting conditions consisted of the following:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 31, 2026	7,143,762	$42.56
Granted	—	$—
Released	(226,861)	$58.40
Forfeited	(38,410)	$62.53
Unvested as of July 31, 2026	6,878,491	$41.92

As of July 31, 2026, the Company had 356,972 RSUs outstanding that vest upon the satisfaction of both a performance and service condition, where the performance condition was satisfied upon the effectiveness of the IPO and the service condition is satisfied over a period of approximately four years from the date of grant. In addition, the Company had 38,431 RSUs outstanding that vest upon the satisfaction of a performance and a service condition, where the performance condition was satisfied upon the completion of the IPO and the service condition will be satisfied over four quarterly periods commencing approximately one year after the date of the IPO. During the three and six months ended July 31, 2026, the Company recognized stock-based compensation expense of $0.6 million and $3.4 million, respectively, related to these RSUs. These amounts include expense reversals associated with forfeitures resulting from an employee that terminated during the period. Unrecognized stock-based compensation expense for these RSUs was $5.6 million as of July 31, 2026. These RSUs are to be settled in Class A common stock upon vesting.

In October 2024, the Company granted each of the Co-Founders an award of 3,241,544 performance-based RSUs (“Co-Founder RSUs”). Each performance-based RSU represents the right to be issued a share of Class B common stock following vesting. The performance-based RSUs vest based on achieving volume weighted-average closing trading prices of the Company’s common stock over a six-month or 90-day period, as applicable, ranging from $140.00 per share to $440.00 per share (the “stock price hurdle”), subject to the Co-Founders being employed as Chief Executive Officer, co-Chief Executive Officer or President as of the vesting date. Any RSUs for which the applicable stock price hurdle has not been achieved on or before October 21, 2034 will automatically be forfeited. The Company’s estimate of the grant date fair value of these RSUs of $263.6 million was estimated using a Monte Carlo simulation model that incorporates the likelihood of achieving the stock price hurdles. The Company commenced recognition of stock-based compensation expense upon completion of the IPO in fiscal 2025 over the estimated weighted-average derived service period of approximately five years. During the three and six months ended July 31, 2026, the Company recognized stock-based compensation expense of $13.5 million and $26.6 million, respectively, related to the Co-Founder RSUs. Unrecognized stock-based compensation expense for the Co-Founder RSUs was $168.4 million as of July 31, 2026 and is expected to be recognized over the remaining derived service period for each stock price hurdle tranche, unless the stock price hurdle is achieved prior to the end of derived service period in which case the expense for that stock price hurdle will be accelerated. As of July 31, 2026, the weighted average remaining derived service period for the Co-Founder RSUs was 3.3 years. The Co-Founder RSUs are to be settled in Class B common stock upon vesting.

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

12.
Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net loss	$(24,921)	$(32,225)	$(47,739)	$(78,589)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	95,863,240	91,687,907	95,440,743	91,041,726
Net loss per share, basic and diluted	$(0.26)	$(0.35)	$(0.50)	$(0.86)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders as of July 31, 2026 and 2025 because including them would have been anti-dilutive:

	As of July 31,
	2026	2025
Stock options with service-only conditions	3,264,797	4,419,888
Unvested RSUs with service-only conditions	7,669,829	5,288,879
Stock options with performance or market conditions	474,975	779,488
Unvested early exercise of options	13,231	31,754
Unvested RSAs with service-only conditions	52,054	—
Unvested RSUs with performance conditions	6,878,491	7,364,442

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

Our software provides an end-to-end, AI-powered cloud-based software platform that connects, manages, and automates a wide array of business workflows such as advertising, job scheduling and management, dispatching, generating estimates and invoices, payment processing and more. Tradespeople spend their days interfacing with the ServiceTitan platform across what we believe to be the five most business-critical functions, or the “core centers of gravity,” inside a trades business: CRM (customer relationship management, including sales enablement, marketing automation and customer service), FSM (field service management, including scheduling and dispatching), ERP (enterprise resource planning, including inventory), HCM (human capital management, including compensation and payroll integration) and FinTech (including payments and third-party consumer financing). By offering interoperable capabilities in all five centers of gravity, we continuously capture comprehensive data insights across key workflows in a trades business.

Our close customer proximity and deep connection with the industry enable us to make evidence-based recommendations that can improve our customers’ business outcomes by identifying and replicating what works and fixing what does not. Our insights are augmented by the vast amounts of structured and unstructured data that we synthesize into best practices. These insights are then delivered across automated workflows, many of which we enhance with artificial intelligence (“AI”), to address the distinct vertical-specific needs of the trades. In addition, in fiscal 2026, we introduced Max, which packages our most advanced functionality and AI features with expert guidance to unlock end-to-end AI automation.

Our platform enables impactful outcomes for our customers, including accelerating revenue and driving operational efficiency, all while improving the experience for both end customers and contractors. As customers experience the significant business acceleration benefits of our platform, we have often observed our customers hire more technicians, increase gross transaction volume (“GTV”), representing total dollars invoiced by our customers through our platform, and adopt more add-on products, including Max. Increased customer adoption of our platform leads to further data and insights, allowing us to build more differentiated features and address opportunities in new trades, use cases and customer subsegments. All of this allows us to drive more growth and efficiency for customers, delivering considerable return on investment (“ROI”) in our products. For the three and six months ended July 31, 2026, we processed $26.8 billion and $48.5 billion of GTV, respectively, and for the three and six months ended July 31, 2025, we processed $22.9 billion and $40.7 billion of GTV, respectively.

We serve customers ranging from family-owned businesses with a few employees to large enterprises with a national footprint, some of which are an aggregation of multiple customers through a franchise network or other common buying partners. We define a customer as a parent organization, which may have multiple locations, brands or subsidiaries, that has been billed in the prior three months, and of those customers we define “Active Customers” as customers with over $10,000 of annualized billings. As of January 31, 2026, we had approximately 10,800 Active Customers representing over 97% of our annualized billings for fiscal 2026. In April 2026, we surpassed 2,000 total customers with annualized billings greater than $100,000, which represented more than 60% of our total annualized billings as of April 30, 2026.

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

Increase GTV By Entering New Trades and Markets. ServiceTitan began by serving a single trade—plumbing—and focusing on residential homes, and we now serve many trades that serve all sites: homes, businesses and even new construction. As we have penetrated new trades over time, we have significantly expanded our potential customer reach, unlocking new markets to drive future customer growth. We plan to continue to innovate and expand into new trade verticals in the long-term through our playbook of harnessing common features of the trades industry, while also identifying and building features specific to each new trade vertical. It takes significant time, management attention, and research and development to identify new trade verticals to enter and build out functionalities on top of our common products, as well as investment in sales and marketing resources, to ensure we can successfully go to market with an end-to-end offering in such new verticals. With the introduction of AI technology generally and our Max offering specifically, we believe we have an opportunity to drive significant additional value for our customers. As a result, to enable increased investments in and attention on Max, during the quarter ended July 31, 2026, we elected to tighten our focus on existing commercial trades — like mechanical, electrical, plumbing and landscaping — and residential roofing, rather than the planned expansion of our offering to new trades within commercial or broader residential exteriors categories. We expect this focus on existing trades to allow us to execute on existing investments while also accelerating our shift towards Max and internal AI, addressing what we believe to be our most important opportunities today. We also believe that there is a significant opportunity to strategically expand the usage of our platform outside of the United States and Canada over time based on the current needs of different regions.

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

Drive More Value to Our Customers through Adoption of Add-on Products and Max. As we demonstrate the high ROI of our products to our customers, and as our customers grow and further professionalize, we are able to sell more add-on products to them and increase our share of wallet, which we measure as the portion of our customers’ GTV that we are able to earn. We efficiently expand our customer relationships over time to serve their additional needs and automate more workflows through our platform. We believe that the more our customers use our platform to power their workflows, the more value we deliver to them, and the higher revenue we can earn from them. As a result, we continue to invest in research and development to improve the functionality of our existing Core and add-on products, including our FinTech and upsell products. We also believe that the power of AI solutions paired with the existing end-to-end nature of our platform further expands our opportunity to drive significant additional value for our customers, and increase our share of wallet, through adoption of Max. Our ability to increase adoption of our add-on products and Max will depend on customer satisfaction with our platform, competition, pricing and our ability to continuously demonstrate the value proposition of our add-on products and Max. We plan to continue investing in sales and marketing, thought leadership, industry resources and evolving our professional services and customer success teams to focus on the adoption of Max and driving additional expanded value to customers on our platform.

Build New Products to Extend Our Platform. We have a culture of significant innovation evidenced by the extension of our platform’s capabilities over time, producing new workflows across trades. We intend to continue to judiciously invest in research and development to expand the functionality of our platform, to develop and bundle new add-on products and to broaden our capabilities to address new market opportunities across trades. Powering key workflows of our customers through our Core product positions us to deliver value-added upsell (including Pro, Max, and FinTech) and other AI-powered products that complement our Core product. We build upsell products as integrated add-ons to our expansive Core product offering to deliver our customers business outcomes in a way that we believe no individual, standalone point solution can. As we continue to innovate and execute on our product roadmap, we believe customers will continue to find our new products additive and therefore continue to adopt them. We believe that there is further potential to expand our market opportunity by building new products, particularly those powered by AI, to earn an even greater potential share of our customers’ GTV in the future. While our ingrained industry position and exposure to the trades facilitate efficient product development opportunities, innovating new products, particularly those powered by AI, will continue to require substantial time and research and development resources.

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

Components of Results of Operations

Revenue

We have two general categories of revenue as set forth below:

Platform Revenue

We principally generate platform revenue through (i) subscription revenue generated from access to and use of our platform, including subscriptions to our Core and certain upsell products, and (ii) usage-based revenue generated from the transactions using our FinTech solutions and usage of certain upsell products and other usage-based services. Our customer contracts are generally based on the number of users, mix of products, number of end customers and the amount of GTV.

We offer tiered subscription plans for our Core and upsell products with varying contract lengths. Pursuant to these subscription contracts our customers do not have the ability to take possession of our proprietary software. For new customers, we primarily enter into either annual or multi-year subscription agreements with contract terms typically ranging from 12 to 36 months; however, certain upsell product and legacy customers are on month-to-month contracts. In nearly all cases, these contracts (monthly, annual, or multi-year) are renewed automatically unless cancelled in advance. We generally bill our customers on a monthly basis in advance of services, regardless of contract term. In some cases for certain usage-based products, the customer is billed in arrears. Pricing for these subscriptions are driven by the features included in the package and are linked to the size of the customer’s business, generally based on the number of field technicians at the customer but in some cases directly tied to the number of end customers or the customer’s revenue. In this way, our success is linked to the growth of our customers, which we measure through our net dollar retention rate. Our net dollar retention rate1 was over 110% for the three months ended July 31, 2026.

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

Usage-based services primarily consist of payment processing where we connect to third-party processors to allow our customers to accept payments, primarily credit and debit cards, and also includes end-customer financing solutions and other forms of payment. The third-party processor determines the eligibility of the end customer to participate in the programs, provides the payment settlement and financing options to the end customer and is responsible for the provision of the payment or financing services. We receive a fee from the third-party processors, depending on the size and type of the transaction, which we recognize net of interchange and other direct expenses which are passed onto the customer. Revenue from financing and processing payments is recognized at the time of the transaction. In addition to payment processing revenue, we have a number of upsell products that generate revenue depending on the level of usage, which we recognize monthly in arrears based on consumption. Usage revenue also includes fees we earn from third-party partners based on transactions or customer activity facilitated through our platform, which we recognize in the period in which the underlying activity occurs. In addition, usage-based revenue also includes revenue from our Virtual Agents, which is consumption-based and recognized in the period in which the underlying usage occurs.

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

Max Revenue Impact

We have seen, and expect to continue to see, a higher proportion of our new deal volume coming from upsell-based Max deals. Unlike our Core subscription revenue, which is recognized ratably over the term of the contract, upsell Max-related subscription revenue is recognized as it is billed. Because Max requires substantial change management, we typically do not bill subscription fees for the first quarter of an upsell Max contract, and we have also elected not to charge existing customers an onboarding fee when transitioning to Max. As a result of these factors, we expect both our platform revenue and professional services revenue to grow at a slower pace for the remainder of fiscal 2027.

Cost of Revenue

Platform

Cost of platform revenue consists of personnel-related costs and costs related to the provisioning of our platform services. Personnel-related costs primarily include salary, employee benefits, bonuses and stock-based compensation related to our customer support team and certain customer success personnel. Costs related to the provisioning of our platform services are primarily comprised of fees paid to third-party service providers associated with delivery of upsell and FinTech products, platform infrastructure and server costs, call tracking fees, and payment processing fees. In addition, cost of platform revenue includes amortization of certain acquired intangible assets, amortization of capitalized internal-use software costs directly related to our cloud-based software solution and allocated overhead, which we define as costs such as depreciation, rent, utilities, and other facilities-related costs that are allocated across our expense categories based on headcount.

We expect our cost of platform revenue to increase in absolute dollars as the adoption and usage of our platform and product offerings increase.

__________

1 Our net dollar retention rate measures the increase in annualized billings across our existing customer base by comparing the annualized billings from the same set of customers across comparable periods. To calculate our net dollar retention rate as of a given quarter, we first calculate annualized billings from the cohort of all customers billed in the same quarter in the prior year (the “prior period annualized billings”). We then calculate annualized billings from these same customers as of the current quarter (the “current period annualized billings”). Current period annualized billings includes the effect of any expansion, contraction or churn over the trailing 12 months. We divide (a) current period annualized billings by (b) prior period annualized billings to arrive at the net dollar retention rate. When calculating net dollar retention rate, we do not include the billings from any customers that were acquired as the result of our acquisition of a business until the completion of the first full quarter following the one-year anniversary of the acquisition.

We define annualized billings for a given quarter as the annualized value of the quarterly amount invoiced for our Core and upsell products, net of reserves, and the quarterly revenue recognized for our usage-based products. Contracts for our platform solutions range from monthly to multi-year. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of annualized billings for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers. There may be seasonal fluctuations in annualized billings as a result of heightened demand for our customers during peak times. Annualized billings should be viewed independently of, and not as a replacement for, revenue and does not represent our revenue on an annualized basis.

Professional Services and Other

Professional services and other cost of revenue consists primarily of personnel-related costs in connection with providing customer onboarding and customer implementation, live voice and chat services. Personnel-related costs primarily include salary, employee benefits, bonuses and stock-based compensation. Professional services and other cost of revenue also includes amortization of certain acquired intangible assets, allocated overhead, and the cost of other ancillary hardware products and services sold to customers. Professional services and other cost of revenue historically has exceeded professional services and other revenue as we invest in providing customers with implementation and onboarding services to enhance customer success. We expect our cost of professional services and other revenue to increase in absolute dollars as the adoption of our product offerings for both new and existing customers increases, including the investment in our customers transition to Max.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Revenue:
Platform	$284,496	$232,726	$545,060	$440,708
Professional services and other	8,260	9,397	16,520	17,107
Total revenue	292,756	242,123	561,580	457,815
Cost of revenue:
Platform	60,521	51,991	116,030	102,028
Professional services and other	23,166	18,783	42,690	36,042
Total cost of revenue	83,687	70,774	158,720	138,070
Gross profit	209,069	171,349	402,860	319,745
Operating expenses:
Sales and marketing	76,973	69,544	150,045	138,767
Research and development	100,630	73,065	188,654	142,205
General and administrative	59,018	63,512	117,475	123,081
Total operating expenses	236,621	206,121	456,174	404,053
Loss from operations	(27,552)	(34,772)	(53,314)	(84,308)
Other income (expense), net
Interest expense	(188)	(2,057)	(371)	(4,092)
Interest income	3,924	4,783	7,651	9,723
Other income, net	283	185	634	686
Total other income, net	4,019	2,911	7,914	6,317
Loss before income taxes	(23,533)	(31,861)	(45,400)	(77,991)
Provision for income taxes	1,388	364	2,339	598
Net loss	$(24,921)	$(32,225)	$(47,739)	$(78,589)

Comparison of the Three Months Ended July 31, 2026 and 2025

Revenue

	Three Months Ended July 31,		Change
	2026	2025	$	Percent
	(dollars in thousands)
Revenue
Platform	$284,496	$232,726	$51,770	22%
Professional services and other	8,260	9,397	(1,137)	(12)%
Total revenue	$292,756	$242,123	$50,633	21%

Platform revenue increased by $51.8 million, or 22%, for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. This increase was primarily driven by subscription revenue, which increased by $37.6 million, or 22%, for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. In addition, revenue from our usage-based products increased by $14.2 million, or 24%, for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. This increase was primarily driven by increases in gross transaction volume and higher earn rate generated on that volume.

Professional services and other revenue decreased by $1.1 million, or 12%, for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. This decrease was primarily driven by a lower volume of billable services performed.

Cost of Revenue

	Three Months Ended July 31,		Change
	2026	2025	$	Percent
	(dollars in thousands)
Cost of revenue
Platform	$60,521	$51,991	$8,530	16%
Professional services and other	23,166	18,783	4,383	23%
Total cost of revenue	$83,687	$70,774	$12,913	18%
Gross profit	$209,069	$171,349
Platform gross margin	78.7%	77.7%
Professional services and other gross margin	(180.5)%	(99.9)%
Total gross margin	71.4%	70.8%

Platform cost of revenue increased by $8.5 million, or 16%, for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. This increase was primarily due to a $6.3 million increase in the costs related to the provisioning of our platform services products and an increase of $1.2 million in personnel-related costs, driven by an increase in headcount. Platform gross margin increased to 78.7% for the three months ended July 31, 2026, compared to 77.7% for the three months ended July 31, 2025, primarily due to improved efficiencies in delivering our platform at scale.

Professional services and other cost of revenue increased by $4.4 million, or 23%, for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. This increase was primarily due to an increase of $4.0 million in personnel-related costs, which was driven by headcount growth and annual salary increases, and a $1.1 million increase in stock-based compensation expense.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended July 31,		Change
	2026	2025	$	Percent
	(dollars in thousands)
Sales and marketing expense	$76,973	$69,544	$7,429	11%
Sales and marketing expense as a percentage of revenue	26%	29%

Sales and marketing expense increased by $7.4 million, or 11%, for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. The increase in sales and marketing expense was primarily driven by an increase of $5.8 million in personnel-related costs, which included an increase of $3.1 million driven by headcount growth, $1.8 million in sales commissions, and $1.0 million in stock-based compensation expense. There was an additional increase of $1.0 million in marketing and advertising costs.

Research and Development Expense

	Three Months Ended July 31,		Change
	2026	2025	$	Percent
	(dollars in thousands)
Research and development expense	$100,630	$73,065	$27,565	38%
Research and development expense as a percentage of revenue	34%	30%

Research and development expense increased by $27.6 million, or 38%, for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. The increase in research and development expense was primarily driven by an increase of $21.2 million in personnel-related costs, including increases of $12.1 million in stock-based compensation expense and $6.7 million in employee salaries. These increases are associated with annual salary increases and headcount growth, including the hiring of senior-level personnel to lead and support the engineering function as we continue to scale our team. There was an additional increase of $3.7 million in technology spend as a result of our continued investment in and leverage of AI.

General and Administrative Expense

	Three Months Ended July 31,		Change
	2026	2025	$	Percent
	(dollars in thousands)
General and administrative expense	$59,018	$63,512	$(4,494)	(7)%
General and administrative expense as a percentage of revenue	20%	26%

General and administrative expense decreased by $4.5 million, or 7%, for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. The decrease in general and administrative expense was primarily driven by a decrease of $4.0 million in personnel-related costs, resulting from lower stock-based compensation expense associated with award forfeitures from employee terminations.

Other Income, Net

	Three Months Ended July 31,		Change
	2026	2025	$	Percent
	(dollars in thousands)
Other income, net	$4,019	$2,911	$1,108	38%

Other income, net, was $4.0 million for the three months ended July 31, 2026, compared to other income, net, of $2.9 million for the three months ended July 31, 2025. The increase was primarily due to a $1.9 million decline in interest expense resulting from the repayment, in full, of our term loan in fiscal 2026, partially offset by a $0.9 million decrease in interest income.

Provision for Income Taxes

	Three Months Ended July 31,		Change
	2026	2025	$	Percent
	(dollars in thousands)
Provision for income taxes	$1,388	$364	$1,024	281%

Our provision for income taxes increased by $1.0 million for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. The change is primarily driven by the variability in the jurisdictional mix of our income (loss) before income taxes, as well as the impacts of our U.S. valuation allowance for the three months ended July 31, 2026.

Comparison of the Six Months Ended July 31, 2026 and 2025

Revenue

	Six Months Ended July 31,		Change
	2026	2025	$	Percent
	(dollars in thousands)
Revenue
Platform	$545,060	$440,708	$104,352	24%
Professional services and other	16,520	17,107	(587)	(3)%
Total revenue	$561,580	$457,815	$103,765	23%

Platform revenue increased by $104.4 million, or 24%, for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. This increase was primarily driven by subscription revenue, which increased by $76.9 million, or 23%, for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. In addition, revenue from our usage-based products increased by $27.4 million, or 27%, for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. This increase was primarily driven by increases in gross transaction volume and higher earn rate generated on that volume.

Professional services and other revenue decreased by $0.6 million, or 3%, for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. This decrease was primarily driven by a lower volume of billable services performed.

Cost of Revenue

	Six Months Ended July 31,		Change
	2026	2025	$	Percent
	(dollars in thousands)
Cost of revenue
Platform	$116,030	$102,028	$14,002	14%
Professional services and other	42,690	36,042	6,648	18%
Total cost of revenue	$158,720	$138,070	$20,650	15%
Gross profit	$402,860	$319,745
Platform gross margin	78.7%	76.8%
Professional services and other gross margin	(158.4)%	(110.7)%
Total gross margin	71.7%	69.8%

Platform cost of revenue increased by $14.0 million, or 14%, for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. This increase was primarily due to a $9.2 million increase in the costs related to the provisioning of our platform services products and an increase of $3.5 million in personnel-related costs, driven by headcount growth and salary increases. Platform gross margin increased to 78.7% for the six months ended July 31, 2026, compared to 76.8% for the six months ended July 31, 2025 primarily due to improved efficiencies in delivering our platform at scale.

Professional services and other cost of revenue increased by $6.6 million, or 18%, for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. The increase was primarily due to an increase of $6.4 million in personnel-related costs driven by headcount growth and annual salary increases, and $1.4 million in stock-based compensation expense.

Operating Expenses

Sales and Marketing Expense

	Six Months Ended July 31,		Change
	2026	2025	$	Percent
	(dollars in thousands)
Sales and marketing expense	$150,045	$138,767	$11,278	8%
Sales and marketing expense as a percentage of revenue	27%	30%

Sales and marketing expense increased by $11.3 million, or 8%, for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. The increase in sales and marketing expense was primarily driven by an increase of $11.0 million in personnel-related costs, which included an increase of $6.4 million driven by headcount growth and annual salary increases, $2.4 million in sales commissions, and $2.2 million in stock-based compensation expense.

Research and Development Expense

	Six Months Ended July 31,		Change
	2026	2025	$	Percent
	(dollars in thousands)
Research and development expense	$188,654	$142,205	$46,449	33%
Research and development expense as a percentage of revenue	34%	31%

Research and development expense increased by $46.5 million, or 33%, for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. The increase in research and development expense was primarily driven by an increase of $37.9 million in personnel-related costs due to annual salary increases and headcount growth, including hiring of senior level personnel to support the engineering function as we continue to scale our team. The increase in personnel-related costs also includes a $20.4 million increase in stock-based compensation expense associated with the increased headcount. There was an additional increase of $6.2 million in technology spend as a result of our continued investment in and leverage of AI.

General and Administrative Expense

	Six Months Ended July 31,		Change
	2026	2025	$	Percent
	(dollars in thousands)
General and administrative expense	$117,475	$123,081	$(5,606)	(5)%
General and administrative expense as a percentage of revenue	21%	27%

General and administrative expense decreased by $5.6 million, or 5%, for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. The decrease in general and administrative expense was primarily driven by a decrease of $3.0 million in personnel-related costs resulting from lower stock-based compensation expense associated with award forfeitures resulting from employee terminations. There was also a decrease of $2.9 million in impairment losses on operating lease assets and related property and equipment for office spaces that we ceased to use in fiscal 2025.

Other Income, Net

	Six Months Ended July 31,		Change
	2026	2025	$	Percent
	(dollars in thousands)
Other income, net	$7,914	$6,317	$1,597	25%

Other income, net, was $7.9 million for the six months ended July 31, 2026, compared to other income, net, of $6.3 million for the six months ended July 31, 2025. The increase was primarily due to a $3.7 million decline in interest expense resulting from the repayment, in full, of our term loan in fiscal 2026, partially offset by a $2.1 million decrease in interest income.

Provision for Income Taxes

	Six Months Ended July 31,		Change
	2026	2025	$	Percent
	(dollars in thousands)
Provision for income taxes	$2,339	$598	$1,741	291%

Our provision for income taxes increased by $1.7 million for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. The change is primarily driven by the variability in the jurisdictional mix of our income (loss) before income taxes, as well as the impacts of our U.S. valuation allowance for the six months ended July 31, 2026.

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
•
Acquisition-related items. From time to time, we have and may continue to incur costs related to acquisitions, including legal, third-party valuation and due diligence, insurance costs, and one-time retention bonuses for employees of acquired companies. In addition, we periodically record the change to the fair value of contingent consideration related to past acquisitions. When applicable, we exclude these items when assessing our actual performance and when budgeting, planning and forecasting future periods. We believe excluding these items allows investors to make meaningful comparisons between our core results of operations and those of other peer companies.

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

The following table reflects the reconciliation of GAAP gross profit to non-GAAP gross profit and GAAP gross margin to non-GAAP gross margin for the periods presented:

	Platform		Professional Services and Other		Total
	Three Months Ended July 31,		Three Months Ended July 31,		Three Months Ended July 31,
	2026	2025	2026	2025	2026	2025
	(in thousands)
GAAP gross profit	$223,975	$180,735	$(14,906)	$(9,386)	$209,069	$171,349
Stock-based compensation expense and related employer payroll taxes	1,712	1,484	2,397	1,364	4,109	2,848
Amortization of acquired intangible assets	4,933	5,533	334	334	5,267	5,867
Non-GAAP gross profit	$230,620	$187,752	$(12,175)	$(7,688)	$218,445	$180,064

	Platform		Professional Services and Other		Total
	Three Months Ended July 31,		Three Months Ended July 31,		Three Months Ended July 31,
	2026	2025	2026	2025	2026	2025
GAAP gross margin	78.7%	77.7%	(180.5)%	(99.9)%	71.4%	70.8%
Stock-based compensation expense and related employer payroll taxes	0.6%	0.6%	29.0%	14.5%	1.4%	1.2%
Amortization of acquired intangible assets	1.7%	2.4%	4.0%	3.6%	1.8%	2.4%
Non-GAAP gross margin*	81.1%	80.7%	(147.4)%	(81.8)%	74.6%	74.4%

* Totals may not foot due to rounding.

	Platform		Professional Services and Other		Total
	Six Months Ended July 31,		Six Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025	2026	2025
	(in thousands)
GAAP gross profit	$429,030	$338,680	$(26,170)	$(18,935)	$402,860	$319,745
Stock-based compensation expense and related employer payroll taxes	3,440	2,882	3,985	2,748	7,425	5,630
Amortization of acquired intangible assets	9,866	11,066	668	668	10,534	11,734
Loss on operating lease assets	—	960	—	751	—	1,711
Non-GAAP gross profit	$442,336	$353,588	$(21,517)	$(14,768)	$420,819	$338,820

	Platform		Professional Services and Other		Total
	Six Months Ended July 31,		Six Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025	2026	2025
GAAP gross margin	78.7%	76.8%	(158.4)%	(110.7)%	71.7%	69.8%
Stock-based compensation expense and related employer payroll taxes	0.6%	0.7%	24.1%	16.1%	1.3%	1.2%
Amortization of acquired intangible assets	1.8%	2.5%	4.0%	3.9%	1.9%	2.6%
Loss on operating lease assets	0.0%	0.2%	0.0%	4.4%	0.0%	0.4%
Non-GAAP gross margin*	81.2%	80.2%	(130.2)%	(86.3)%	74.9%	74.0%

* Totals may not foot due to rounding.

Non-GAAP Sales and Marketing Expense

We define non-GAAP sales and marketing expense as GAAP sales and marketing expense excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and loss on operating lease assets.

The following table reflects the reconciliation of GAAP sales and marketing expense to non-GAAP sales and marketing expense for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
GAAP sales and marketing expense	$76,973	$69,544	$150,045	$138,767
Stock-based compensation expense and related employer payroll taxes	(8,053)	(7,694)	(14,672)	(13,262)
Amortization of acquired intangible assets	(4,586)	(5,515)	(9,173)	(11,030)
Loss on operating lease assets	—	—	—	(1,765)
Non-GAAP sales and marketing expense	$64,334	$56,335	$126,200	$112,710

Non-GAAP Research and Development Expense

We define non-GAAP research and development expense as GAAP research and development expense excluding stock-based compensation expense and related employer payroll taxes, acquisition-related items, if applicable, and loss on operating lease assets.

The following table reflects the reconciliation of GAAP research and development expense to non-GAAP research and development expense for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
GAAP research and development expense	$100,630	$73,065	$188,654	$142,205
Stock-based compensation expense and related employer payroll taxes	(24,461)	(12,703)	(44,925)	(24,966)
Loss on operating lease assets	—	—	—	(1,679)
Non-GAAP research and development expense	$76,169	$60,362	$143,729	$115,560

Non-GAAP General and Administrative Expense

We define non-GAAP general and administrative expense as GAAP general and administrative expense excluding stock-based compensation expense and related employer payroll taxes, acquisition-related items, if applicable, and loss on operating lease assets.

The following table reflects the reconciliation of GAAP general and administrative expense to non-GAAP general and administrative expense for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
GAAP general and administrative expense	$59,018	$63,512	$117,475	$123,081
Stock-based compensation expense and related employer payroll taxes	(11,985)	(15,830)	(25,229)	(28,477)
Stock-based compensation expense - Co-Founders performance based RSUs	(13,515)	(13,518)	(26,589)	(26,589)
Loss on operating lease assets	—	—	—	(2,877)
Non-GAAP general and administrative expense	$33,518	$34,164	$65,657	$65,138

Non-GAAP Income from Operations and Non-GAAP Operating Margin

We define non-GAAP income from operations and non-GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related items, if applicable, and loss on operating lease assets. Non-GAAP operating margin represents non-GAAP income from operations as a percentage of total revenue.

The following table reflects the reconciliation of GAAP loss from operations to non-GAAP income from operations and GAAP operating margin to non-GAAP operating margin for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
GAAP loss from operations	$(27,552)	$(34,772)	$(53,314)	$(84,308)
Stock-based compensation expense and related employer payroll taxes	48,608	39,075	92,251	72,335
Stock-based compensation expense - Co-Founders performance based RSUs	13,515	13,518	26,589	26,589
Amortization of acquired intangible assets	9,853	11,382	19,707	22,764
Loss on operating lease assets	—	—	—	8,032
Non-GAAP income from operations	$44,424	$29,203	$85,233	$45,412

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
GAAP operating margin	(9.4)%	(14.4)%	(9.5)%	(18.4)%
Stock-based compensation expense and related employer payroll taxes	16.6%	16.1%	16.4%	15.8%
Stock-based compensation expense - Co-Founders performance based RSUs	4.6%	5.6%	4.7%	5.8%
Amortization of acquired intangible assets	3.4%	4.7%	3.5%	5.0%
Loss on operating lease assets	0.0%	0.0%	0.0%	1.8%
Non-GAAP operating margin*	15.2%	12.1%	15.2%	9.9%

* Totals may not foot due to rounding.

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as GAAP net loss, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related items, if applicable, and loss on operating lease assets, adjusted for the income tax effects on the difference between GAAP and non-GAAP expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
GAAP net loss	$(24,921)	$(32,225)	$(47,739)	$(78,589)
Stock-based compensation expense and related employer payroll taxes	48,608	39,075	92,251	72,335
Stock-based compensation expense - Co-Founders performance based RSUs	13,515	13,518	26,589	26,589
Amortization of acquired intangible assets	9,853	11,382	19,707	22,764
Loss on operating lease assets	—	—	—	8,032
Income tax effects (1)	(7,331)	1,095	(14,427)	(389)
Non-GAAP net income	$39,724	$32,845	$76,381	$50,742

(1) Effective February 1, 2026, we adopted a fixed long-term projected non-GAAP tax rate of 18%, which reflects currently available information as well as other factors and assumptions that may change over time.

Free Cash Flow

We define free cash flow, a non-GAAP measure, as GAAP net cash provided by operating activities less cash used for investing activities for capitalized internal use software and less cash paid for purchases of, and deposits for, property and equipment. We believe that free cash flow is a meaningful indicator of our sources of liquidity and capital requirements that provides information to management and investors that is useful in evaluating the cash flow trends of our business. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. Free cash flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Other companies may calculate free cash flow or similarly titled non-GAAP measures differently, which could reduce the usefulness of free cash flow as a tool for comparison. In addition, free cash flow does not reflect mandatory debt service and other non-discretionary expenditures that are required to be made under contractual commitments and does not represent the total increase or decrease in our cash balance for any given period.

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
GAAP net cash provided by operating activities	$57,989	$40,340	$56,424	$25,770
Capitalized internal-use software	(4,761)	(4,930)	(11,424)	(11,402)
Purchase of property and equipment	(1,108)	(1,110)	(1,704)	(2,402)
Deposits for property and equipment	(1,665)	—	(2,421)	—
Non-GAAP free cash flow	$50,455	$34,300	$40,875	$11,966

Liquidity and Capital Resources

As of July 31, 2026, we had cash and cash equivalents of $479.5 million, which excludes restricted cash of $0.4 million, and $250.0 million available under the Amended Credit Agreement, as defined below. Cash and cash equivalents consisted of checking accounts and money market funds with maturities less than 90 days from the date of purchase.

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

In addition, the Second Amendment (i) modified pricing and unused commitment fees payable under the Amended Credit Agreement to be based on total net leverage rather than recurring revenue, (ii) replaced the recurring revenue and liquidity financial covenants in the Original Credit Agreement with a total net leverage financial covenant, and (iii) modified certain negative covenants, including liens, indebtedness, investments, dispositions, restricted payments and restricted debt payments, to provide us with more flexibility thereunder. Prior to entering into the Second Amendment we voluntarily repaid, in full, the approximately $107.0 million term loan that was outstanding under the Original Credit Agreement. As of July 31, 2026, no loans were outstanding under the Amended Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$56,424	$25,770
Net cash used in investing activities	(15,549)	(13,804)
Net cash provided by financing activities	9,727	17,300
Net change in cash, cash equivalents, and restricted cash	$50,602	$29,266

Operating Activities

Net cash provided by operating activities was $56.4 million for the six months ended July 31, 2026. This primarily related to our non-cash charges of $171.0 million, adjusted for our net loss of $47.7 million and net cash outflows of $66.8 million from changes in our operating assets and liabilities. The primary drivers of the changes in our operating assets and liabilities related to a decrease in accrued personnel-related expenses of $29.3 million as annual corporate bonuses are paid in the first fiscal quarter, an increase of $17.1 million in accounts receivable, an increase of $10.5 million in contract assets, a decrease of lease liabilities of $7.5 million, an increase of $6.8 million in deferred contract costs, and an increase in prepaid expenses and other current assets of $4.2 million. These were partially offset by an increase of $8.3 million in other liabilities.

Net cash provided by operating activities was $25.8 million for the six months ended July 31, 2025. This primarily related to our net loss of $78.6 million and net cash outflows of $53.5 million from changes in our operating assets and liabilities. These were partially offset by non-cash charges of $157.8 million. The primary drivers of the changes in our operating assets and liabilities related to a decrease in accrued personnel-related expenses of $21.7 million, an increase in deferred contract costs and contract assets of $13.7 million, an increase of $12.7 million in accounts receivable, an increase in prepaid expenses and other current assets of $8.5 million, and a decrease of lease liabilities of $6.2 million. These were partially offset by an increase in other liabilities of $5.2 million and an increase of $2.9 million in accounts payable and other accrued expenses.

Investing Activities

Net cash used in investing activities was $15.5 million for the six months ended July 31, 2026. This primarily consisted of $11.4 million for the investments in capitalized internal-use software, $2.4 million in deposits for property and equipment, and $1.7 million for the purchase of property and equipment.

Net cash used in investing activities was $13.8 million for the six months ended July 31, 2025. This consisted of cash outflows of $11.4 million for the investments in capitalized internal-use software and $2.4 million for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $9.7 million for the six months ended July 31, 2026. This consisted entirely of the proceeds from the exercise of stock options.

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

Interest Rate Risk

As of July 31, 2026, we had cash and cash equivalents of $479.5 million, which excludes restricted cash of $0.4 million. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our unaudited condensed consolidated financial statements in the three and six months ended July 31, 2026.

Our exposures to market risk for changes in interest rates relate primarily to the Amended Credit Agreement (described above), which bears floating interest rates that, in a rising interest rate environment, could increase the amount of interest paid on future amounts we may borrow under the Amended Credit Agreement.

Foreign Currency Risk

The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in Canadian dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, Armenia and Canada. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited condensed consolidated financial statements in the six months ended July 31, 2026. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together, materially and adversely affect our business, results of operations or financial condition. The information set forth under Note 9. Commitments and Contingencies – Litigation to the condensed consolidated financial statements included elsewhere in this Quarterly Report, is incorporated herein by reference.

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
•
sell our suite of value-added products, including our Pro and Max product offerings, to our existing customers or earn referral fees from our payment processing and consumer financing partners as part of our FinTech offerings;
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

In addition, we plan to continue to manage our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, and we have expended, and expect to continue to expend, substantial financial and other resources on product development, including new and innovative core and AI functionality, products and services to address our customers’ evolving business needs, new products for adjacent markets and additional trade verticals, improved customer experience across our targeted trade verticals, and new and improved internal systems and processes designed to take advantage of AI functionality and accelerate our product development; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures; our sales, marketing and customer success organizations; our onboarding and support organizations; acquisitions or strategic investments; expansion efforts, including geographic, market and new industry expansion; and general administration, including legal and accounting expenses as well as the increased operating expenses due to being a public company. These efforts may be more costly than we expect, may not result in increased revenue or growth in our business, and may cause significant fluctuations in our results of operations from period to period. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could negatively impact our gross margins and prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected. Moreover, although we believe our investments in our business are consistent with our strategic objective to achieve long-term growth, these decisions may not be consistent with the short-term expectations of some investors, and if we are ultimately unable to achieve profitability at the level anticipated by industry or financial analysts and our stockholders, the trading price of our Class A common stock could decline.

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

As we serve a growing number of customers and facilitate a growing number of transactions on our platform, we must continue to improve and expand our IT and financial infrastructure, operating and administrative systems and relationships with various partners and other third parties. We have established research and development hubs and we rely on engineering contractors in international markets, and we may open additional offices in the future both in the United States and abroad. Because we employ personnel internationally, we are subject to additional risks associated with foreign operations, such as labor and employment related risks, export compliance risks, risks related to political or regional instability and national security risks. These disruptions, and the outbreak of war in the area generally, from time to time have adversely affected, and could in the future affect, our business, financial condition and results of operations.

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
•
the amount and timing of operating expenses and capital expenditures related to maintaining and expanding our business, operations and infrastructure, including acquiring new and maintaining existing customers and incorporating AI solutions into our business operations;
•
the timing and success of new products or platform features introduced by us or our competitors;
•
our ability to keep pace with technological advances and changes in practices and processes across the trades;
•
the budgeting cycles and purchasing practices of trades businesses;
•
general economic conditions and unrest due to geopolitical conflicts, in both domestic and foreign markets;
•
changes in spending on home and commercial services, including as a result of economic trends, natural or man-made catastrophes and pandemics;
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

Our ability to grow our customer base and increase revenue from customers will depend heavily on our ability to develop new products and enhance and improve our platform in order to meet the increasing needs of trades businesses across the trades we serve and intend to serve, respond to changes in customer demands and preferences, adapt to changes in trade industry practices, processes and technology and interoperate across an increasing range of devices, operating systems and third-party applications. Our customers may demand products and capabilities that our current platform does not have, or that our current platform cannot support, and we may need to invest significantly in research and development to build these products and capabilities. The trades businesses we serve experience their own rapid technological changes and evolving industry practices, and we may not be able to successfully adapt to those changes and practices. We may also expand our platform to include consumer-facing capabilities, which may require us to develop expertise, infrastructure and compliance programs in areas in which we have limited operating history.

Any new product or platform enhancements or expansions we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products and services than ours at lower prices. Competitors may also develop and introduce new products or entirely new technologies to replace our existing platform, which could make our platform obsolete or adversely affect our business. If we expand our platform to include consumer-facing capabilities, we may face new competition from established consumer-facing marketplaces and lead-generation platforms that have significant brand recognition, large existing user bases and established relationships with consumers. New products or platform enhancements or expansions may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers. Additionally, we may experience difficulties with software development, design, marketing or third-party partnerships that could delay or prevent our development, introduction or implementation of new products, features, capabilities or platform expansions. Furthermore, as we incorporate AI functionality into our platform and products, our customers may be reluctant to adopt AI-powered solutions, especially agentic workflows, or adopt them more slowly than we expect. We have in the past experienced delays in our internally planned release dates of new products, features and capabilities, and there can be no assurance that new products, features, capabilities or platform expansions will be released according to schedule. If our research and development investments do not accurately anticipate customer demand, if we fail to realize the benefits of these investments by not achieving market acceptance, or our new products or platform enhancements or expansions suffer from performance or quality issues or are delayed, our business, financial condition and results of operations could be adversely affected.

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

Our financial results and cash needs may vary greatly from quarter to quarter and year to year depending on, among other things, the business performance of our customers, the seasonality inherent in some of our customers’ businesses (e.g., air conditioning demand generally peaking in summer months), extreme weather patterns (e.g., cold spikes causing increased demand for furnace and other home repairs), general economic conditions and the timing of holidays and other seasonal events.

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

Consolidation of trades businesses into larger industry participants within the trades has accelerated in recent years, and this trend could continue. We have in the past suffered, and may continue to suffer, reductions in subscriptions or non-renewal of customer subscriptions due to industry consolidation. We may not be able to expand sales of our subscriptions, Pro, Max, and FinTech products to existing or new customers enough to counteract any negative impact of industry consolidation on our business. From time to time, we form beneficial relationships with industry participants who have or are intending to consolidate trade businesses. However, we may not always be able to form such relationships, and such participants may compete with us. New companies that result from such consolidation may decide to develop their own internal solutions or work with alternative providers. As these companies consolidate, competition to provide solutions and services will become more intense and establishing relationships with large industry participants will become more important. Additionally, these industry participants may also try to use their market power to negotiate price reductions for our products. If consolidation of our larger customers occurs, these consolidated companies may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on revenue from such consolidated companies to continue to achieve growth.

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

We have rapidly grown our business. For example, we first launched our platform in 2012, and our revenue grew from $120.7 million in fiscal 2020 to $961.0 million in fiscal 2026. We are expanding our sales focus to include large businesses, commercial services and construction customers, and expect to continue to explore new trades in the long-term. We have also substantially increased our headcount, invested in expanding our direct sales force and customer support teams and otherwise enhanced and developed new solutions. More recently, in response to the evolving technology landscape we have also started to incorporate AI-based solutions into our platform and internal operations. The future costs and potential benefits of those solutions remains uncertain, and the timing of when we incur those costs and when we might see the potential benefits (if any) may be subject to more fluctuation than we have historically experienced. Accordingly, we have a limited history of operations at our current scale, and our ability to forecast our future results of operations and to plan for future growth is more limited than that of companies with longer operating histories and subject to a number of uncertainties. These risks and uncertainties include our ability to:

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
•
continue to partner with third-party financial services, technology and ecosystem providers that are reliable and meet the needs of the trades that we serve or intend to serve;
•
successfully compete with other companies that currently offer, or may in the future offer, software and solutions to trades businesses;
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

Negative global and regional economic conditions, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation, rising interest rates, bank failures, international trade relations, geopolitical instability and uncertainty, the outbreak of armed conflict, and resulting heightened risk of cyberattacks, intellectual property theft, and a reduction in information technology spending regardless of macroeconomic conditions could have adverse impacts on our business, results of operations and financial condition, including longer sales cycles, lower prices for our products and services, reduced sales and slower or declining growth.

The trades are impacted by economic slowdowns, tightening of economic policies, tariffs or other trade protection measures that increase the cost of or decrease the availability of imported goods, including trade disputes, fluctuations in interest rates, which can increase borrowing costs, higher or uncertain fuel prices, and other actions that affect material and equipment pricing and availability, such as higher inflation. Unfavorable or deteriorating market conditions, reductions in maintenance spend by commercial property owners or residential customers, the unavailability or increased cost of specific materials or supplies, reductions in the availability of business financing, government action which prevents or hinders the rendering of on-premise services or similar circumstances could have an adverse impact on our business. Our revenue may decrease because trades businesses may generally choose to delay or decide against purchases of software or information systems in times of unfavorable economic conditions, because workforce challenges or governmental policies prevent sufficient labor or impact the cost of labor required to meet demand, or because fewer transactions are processed on our platform, resulting in reduced fees to us. Furthermore, if the trades industry experiences a decrease in overall economic activity, the amount our customers are willing to pay for our products, or our ability to collect payments from our customers, could be reduced. Contractors may also work on fewer jobs, which would result in a reduction in transactions processed over our platform. To the extent we do not effectively address these risks and challenges, our business, financial condition and results of operations could be adversely affected.

In addition, a general economic downturn or sudden disruption in business conditions could adversely impact consumer and small business confidence, spending levels, and access to credit and desirable interest rates, which could result in consumers delaying or foregoing purchasing primary or vacation residences, or purchasing smaller homes that may require lower-value home services, businesses foregoing investment or businesses or consumers delaying, foregoing or changing the scope of potential home or business projects. Decreased spend on home and commercial services could result in fewer transactions being processed over our platform, which could cause our revenue to decrease, and could also result in less income for our customers, hampering their ability to pay for our platform. These effects could adversely affect our business, financial condition and results of operations.

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

In addition, the use of AI involves significant technical complexity and requires specialized expertise. This specialized expertise can be difficult and costly to obtain given the increasing industry focus on AI development and competition for talent. As a result, it has been and could continue to be expensive for us to maintain and advance our AI developments. We may not apply AI advancements quickly or well enough to our solutions or services to serve our customers, or we may not be able to extract the efficiencies for which AI presents an opportunity. While the use of AI presents opportunities, our failure to adequately leverage such opportunities may erode our competitive advantage, and harm our business and results of operations. Further, our AI solutions rely on third-party proprietary machine learning algorithms and LLMs provided by third parties, such as Microsoft and OpenAI. If we are unable to continue to use such third-party assets, or if such third-party assets become expensive, burdensome, or inefficient for us to use, we may be unable to continue to provide our AI solutions which could harm our business and results of operations. We also face significant competition from other companies with respect to utilizing AI technologies. To the extent AI technology development and utilization from our competitors proves to be successful, or more successful than our approach, demand for our platform, and thus our business, could be adversely affected. If we cannot develop, offer, or deploy new AI technologies as effectively, cost-efficiently, or quickly as our competitors, or if we cannot access the infrastructure needed to continue our development, our results of operations, relationships with customers and partners, and growth could be materially and adversely affected.

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

Moreover, the regulatory framework for AI (and machine learning technology) is rapidly evolving. Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI technologies, and many federal, state and foreign governments have enacted or are currently considering additional laws and regulations governing AI. In addition, existing laws and regulations may be amended, enjoined, interpreted or enforced in ways that would affect the operation of our business, including the way in which we use AI and machine learning technology. The scope and direction of orders, policies, rules and regulations related to AI and machine learning in the United States faces significant uncertainty. At the federal level, Congress has yet to enact significant AI legislation. Instead, federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration. Any such changes at the federal level could require us to expend significant resources to modify our platform, products, services, or operations to ensure compliance or remain competitive. In the absence of federal AI legislation, various U.S. states have enacted laws that regulate AI, including several laws enacted in California related to safety protocols, reporting and transparency, among other AI-related topics. In addition, Colorado’s Artificial Intelligence Act will require developers and deployers of certain AI systems to implement safeguards with respect to automated decision-making technology, Utah’s Artificial Intelligence Policy Act establishes disclosure requirements and accountability measures for the use of GenAI in certain consumer interactions, and the Texas Responsible Artificial Intelligence Governance Act prohibits the development and deployment of AI systems for certain purposes. Moreover, state AI laws and various state privacy laws, including the California Consumer Privacy Act (the “CCPA”), regulate the use of automated decision-making technology, and provide rights to consumers regarding such use. Furthermore, both federal and state regulators have recently scrutinized, and initiated enforcement actions regarding, the potential anticompetitive impacts of algorithmic models. Implementation standards and enforcement practice are likely to remain uncertain for the foreseeable future, and we cannot determine the impact future laws, regulations, or standards, or the market perception of their requirements, may have on our platform and our business. In addition, on May 21, 2024, the European Union approved the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market. Although we are not currently subject to the EU AI Act, we may become subject to it in the future, which may affect our use of AI technologies and our ability to provide, improve or commercialize our platform, and could adversely affect our business, operations and financial condition.

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

Our customers depend on our customer experience teams to provide implementation, training and support services. We have previously experienced declines in our net promoter score and if we do not provide effective onboarding services or ongoing support, customers may not receive the full benefits of our platform, may delay or forgo future expansion of their use of our platform or may seek to terminate their agreements with us. Our reputation with prospective or current customers or the trades industry could also be damaged. The number of our customers has grown significantly and due to the complexity of our product, they often heavily rely on our customer success and our customer experience teams, even for routine matters, which has put additional pressure on our customer success teams. If we experience increased customer demand for support, we may face increased costs that may harm our results of operations. As a result, if we are unable to provide efficient, high-quality customer support services, if we need to hire additional support resources, or if there is a market perception that we do not maintain high-quality customer support, our business, financial condition and results of operations could be adversely affected.

Our ability to increase our customer base and achieve broader market acceptance of our platform will depend on our ability to develop and expand our sales and marketing capabilities.

Sales of subscriptions to access our platform will depend to a significant extent on our ability to expand our sales and marketing capabilities, including adapting to new trades verticals such as commercial services and specialty trades subcontractors. It is difficult to predict customer demand, customer retention, the size and growth rate of the trades industry, the entry of competitive products or the success of existing competitive products. Our sales efforts involve educating prospective customers about the uses and benefits of our Core and add-on products. We expect that we will continue to need intensive sales efforts to educate prospective customers about the uses and benefits of our platform, and we may have difficulty convincing prospective customers of the value of adopting our platform. Identifying, recruiting and training qualified sales representatives is time-consuming and resource-intensive, and they may not be fully-trained and productive for a significant amount of time following their hiring, if ever. In addition, the cost to acquire customers is high due to these considerable sales and marketing efforts.

We also dedicate significant resources to marketing programs, including telemarketing, branded events and digital advertising through services such as Google AdWords. The effectiveness and cost of our online advertising has varied over time, and may vary in the future, due to competition for key search terms, changes in search engine use, including changes resulting from AI use, changes in the search algorithms used by major search engines and laws, regulations and other obligations relating to privacy or data protection that affect online advertising. These efforts will require us to invest significant financial and other resources. We rely on a variety of direct marketing techniques, including telemarketing, email marketing and direct mail. Our marketing activities, and the marketing activities of our customers, are regulated under laws such as the Telephone Consumer Protection Act, the Telemarketing Sales Rule, and any state equivalents, and various other federal and state laws regarding marketing and solicitation, as well as general data protection laws, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM”), and various state privacy laws, including the CCPA, and other recently passed state laws, that govern these activities and impose significant restrictions on us and our customers. Any violations or perceptions of violations of these laws and regulations may harm our business, financial condition and results of operations. Additionally, any changes to the above-mentioned laws, or any applicable privacy, data protection and cybersecurity laws, their interpretation, or enforcement of such laws by the government or private parties that further restrict the way we interact with our potential customers or generate leads could adversely affect our ability to attract customers and could harm our business, reputation and brand, financial condition and results of operations. For additional information, see “—Risks Related to Data Privacy, Data Protection, Cybersecurity and Technology—The collection, processing, storage, use, and disclosure of personal information are governed by a rapidly evolving framework of privacy, data protection, cybersecurity, data transfers or other laws or regulations worldwide that may limit the use and adoption of our products and services and adversely affect our business.”

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

An important feature of our platform is its broad interoperability with a range of devices, web browsers, operating systems and third-party applications. We have integrations with a variety of vendors. As part of our integrations with certain vendors, we have had to make concessions limiting our ability to engage with such vendor’s competitors, which could potentially impact our customer experience and our ability to interoperate with other third-party applications. Our Application Programming Interfaces (“APIs”), enable customers to connect other third-party software, applications, partner services and data to our platform. Accordingly, we are dependent on the accessibility of our platform across web browsers, operating systems and the third-party applications that we often do not control. Third-party applications, products and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following development changes. In addition, some of our competitors may be able to disrupt the operations or compatibility of our platform with their applications that some of our customers may rely upon. If our platform has integration or operability failures with these operating systems or third-party applications, customers may not adopt our platform or our APIs and related functionality may not be useful to customers, which could adversely affect our business, financial conditions, or results of operations. Additionally, as our platform evolves and expands, we expect the types and levels of competition we face to increase. Should any of our competitors or third-party services on our platform modify their technologies, standards or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to our competitors’ products or services, our platform, business, financial condition and results of operations could be adversely affected.

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

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”). We receive, store, process and use a large volume of Personal Information and other customer information from a wide range of sources, including customers, potential customers, vendors and employees. There are numerous federal, state, local and international laws, regulations, industry standards and other requirements regarding privacy, data protection, cybersecurity, marketing and telemarketing activities and the storing, sharing, use, processing, transfer, disclosure and protection of Personal Information and other information, the scope and application of which are constantly changing, subject to amendment and differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules or other actual or asserted obligations. We also post privacy policies, which we are legally obligated to comply with and are subject to contractual obligations to third parties related to privacy, data protection and cybersecurity. As a result, we are subject to federal, state, local and international laws regarding data protection, privacy, cybersecurity, and the storing, sharing, use, disclosure and protection of Personal Information. The regulatory framework for data protection, privacy and cybersecurity worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that new laws, regulations and other requirements, or existing actual or alleged requirements and obligations, may be adopted, interpreted or applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or obligations or our practices. In addition, any expansion of our platform to include consumer-facing features could increase the volume and types of Personal Information we collect and process, potentially subjecting us to additional consumer protection, privacy and data protection obligations, including requirements related to consumer consent, data minimization and direct marketing.

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

In addition, the U.S. Department of Justice recently issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain of our business activities such as vendor engagements, sale or sharing of data, and employment of certain individuals. Violations of the rule could lead to significant civil and criminal fines and penalties.

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

Such illegal use of our platform could damage our reputation and brand and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence or fraud. Moreover, our customers’ and end customers’ promotion of their products and services through our platform might not comply with federal, state and foreign laws. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law. Although we retain the right to verify that customers and end customers are abiding by our policies, our customers and end customers are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or end customers to confirm compliance with our policies. If we introduce features that facilitate direct interaction between our customers and their end customers through our platform, we may face increased exposure to claims related to the accuracy, quality or legality of content displayed on our platform, including our customers’ representations about their services, credentials or pricing. Our ability to rely on Section 230 of the Communications Decency Act or similar protections may depend on the nature and extent of our involvement in curating or presenting such content. Moreover, although Section 230 of the Communications Decency Act currently limits liability for third-party content posted on internet platforms, we cannot predict whether that protection will remain in effect.

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

We are subject to the Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption and anti-bribery laws, U.S. anti-money laundering laws, and similar laws in countries where we conduct activities. Anti-corruption and anti-bribery laws have historically been enforced aggressively and are interpreted broadly and prohibit companies, their employees, agents, representatives, business partners and third-party intermediaries from promising, authorizing, making, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector, including anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business, or otherwise obtaining favorable treatment. Anti-money laundering laws generally prohibit persons from engaging in transactions where the proceeds at issue derive from, or are intended to facilitate or conceal, illegal activity, or where a party to the transaction is “willfully blind” to the illegal sources of the proceeds. If and when we increase our international sales and operations, our risks under these laws may increase.

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

As of July 31, 2026, we did not have any outstanding indebtedness. However, we may incur indebtedness in the future, including under our Amended Credit Agreement. Our ability to make payments on or to refinance future debt obligations, including under our Amended Credit Agreement, depends on our financial condition and results of operations, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal or interest on any future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay strategic acquisitions and partnerships, capital expenditures and payments on account of other obligations, seek additional capital, restructure or refinance our indebtedness or sell assets. These alternative measures may not be successful and may not permit us to meet future debt service obligations. Our ability to restructure or refinance future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of debt could be at higher interest rates and could require us to comply with more onerous covenants, which could further restrict our business operations. In addition, we cannot assure you that we will be able to refinance any future indebtedness on commercially reasonable terms, or at all.

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

As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of Nasdaq. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. Compliance with these rules and regulations has increased and is expected to continue to increase our legal and financial compliance costs, and increase demand on our systems, particularly since, as of January 31, 2026, we are no longer an Emerging Growth Company and are now a large accelerated filer. As a result of disclosure of information in filings we make with the SEC and other public-facing communications we make from time to time, our business, financial condition and results of operations are more visible, which may result in threatened or actual litigation, and may benefit our competitors to our detriment. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate, and which may negatively affect our ability to run our business in accordance with management’s current strategic objectives.

The requirements of being a large accelerated filer have increased our legal, accounting and financial compliance costs and costs associated with investor relations activities, and we expect such increases to continue. Such requirements also cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with public company reporting requirements, including in a timely manner, we could lose investor confidence in the accuracy and completeness of our reporting, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, or litigation, any of which would require additional financial and management resources.

Certain members of our management team have limited experience managing a publicly traded company, and certain members joined us more recently. As such, our management team may not successfully or efficiently manage our significant regulatory oversight and reporting obligations and the continuous scrutiny of securities analysts and investors. These public company obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which may harm our business, financial condition and results of operations.

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

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no votes per share, except as otherwise required by law. Our Co-Founders and their respective affiliates together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of July 31, 2026, the shares held by our Co-Founders (including shares over which they have voting or administrative control) represented approximately 60% of the voting power of our outstanding capital stock, which voting power may increase over time as our Co-Founders exercise or vest in equity awards over time. If all such equity awards held by our Co-Founders (including the shares of our Class B common stock subject to performance-based RSUs that were granted to our Co-Founders in October 2024 and that vest upon the satisfaction of a service condition and achievement of certain stock price hurdles) had been exercised or vested and settled in shares of our Class B common stock as of July 31, 2026, the shares held by our Co-Founders (including shares over which they have voting or administrative control) represented approximately 72% of the voting power of our outstanding capital stock. As a result, our Co-Founders, along with our other principal stockholders, will be able to significantly influence or control any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Our Co-Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control or significant influence may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in our Co- Founders undertaking, or causing us to undertake, actions that would be desirable for our Co-Founders but would not be desirable for our other stockholders.

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

We have no shares of our Class C common stock, which entitle the holder to no votes per share (except as otherwise required by law), issued and outstanding, and we have no current plans to issue shares of Class C common stock. These shares are available to be used in the future for various uses including to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time, the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in our Co-Founders holding less than a majority of our total outstanding voting power. Once our Co-Founders own less than a majority of our total outstanding voting power, our Co- Founders will no longer have the unilateral ability to elect all of our directors and to significantly influence or control the outcome of any matter submitted for a vote of our stockholders. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which will prolong the voting power of our Co-Founders. As a result, the issuance of shares of Class C common stock could prolong the duration of our Co-Founders’ control of our voting power and their ability to elect all of our directors and to significantly influence or control the outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to our Co-Founders and, in that event, they would be able to sell such shares of Class C common stock and achieve liquidity in their holdings without diminishing their voting power. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by Nasdaq listing standards. For additional information about our multi-class structure, refer to the “Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934,” filed as Exhibit 4.1 to our Annual Report on Form 10-K for the year ended January 31, 2026.

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

The trading price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market, particularly sales by our directors, officers, and principal stockholders, and the perception that these sales could occur may also depress the trading price of our Class A common stock. As of July 31, 2026, we had 83,857,202 shares of our Class A common stock, 12,605,018 shares of our Class B common stock and no shares of our Class C common stock outstanding. While shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act, we are unable to predict the timing of or the effect that such sales may have on the prevailing trading price of our Class A common stock.

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

At the Company’s 2026 annual meeting of stockholders held on June 17, 2026, the stockholders of the Company voted, on an advisory basis, on the frequency of future advisory votes on the compensation of the Company’s named executive officers. The stockholders voted to hold the advisory vote on executive compensation on an annual basis. Consistent with the stockholders’ advisory vote, the Board of Directors of the Company has determined that the Company will hold an advisory vote on the compensation of its named executive officers every year. This frequency will remain in effect until the next required advisory vote on the frequency of say-on-pay votes.

(b) Material changes to the procedures by which security holders may recommend nominees to the Board.

None.

(c) Insider Trading Arrangements and Policies.

During the quarter ended July 31, 2026, no director or “officer” of the Company (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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